Form 10QSB
period 1999-03-31
IQ POWER TECHNOLOGY INC
filed 1999-07-06
CIK 1072667

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------------- to -------------------.

                         Commission file number 0-28968


                            IQ POWER TECHNOLOGY INC.
        (Exact name of small business issuer as specified in its charter)


          CANADA                                       NOT APPLICABLE
(Jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

                     Suite 708-A, 1111 West Hastings Street
                       Vancouver, British Columbia V6E 2J3
                    (Address of principal executive offices)

                                 (604) 669-3132
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No  [ ]

     The number of outstanding common shares, without par value, of the registrant at March 31, 1999 was 18,479,425.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 1999



                                                                                      Page
Part I -  Financial Information

   ITEM 1.    FINANCIAL STATEMENTS

    iQ Power Technology Inc.

            Balance Sheet                                                              1

            Statement of Loss and Deficit                                              2

            Statement of Cash Flow                                                     3

            Notes to the Financial Statements                                          4

    iQ Battery Research & Development GmbH

            Balance Sheet                                                              9

            Statement of Operations                                                   10

            Statement of Cash Flows                                                   11

            Notes to the Financial Statements                                         12

   Selected Unaudited Pro Forma Consolidated Financial Information                    21

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                     28

Part II - Other Information

   ITEM 1.    LEGAL PROCEEDINGS                                                       31

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                               31

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                         32

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     32

   ITEM 5.    OTHER INFORMATION                                                       32

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                        32

SIGNATURES                                                                            33


PART I -  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS


IQ POWER TECHNOLOGY INC.
(a development stage company)
Balance Sheet
(Expressed in U.S. Dollars)


--------------------------------------------------------------------------------


                                                          March 31               March 31
                                                   ------------------     ------------------
                                                           1999                   1998
                                                   ------------------     ------------------
                                                         (Unaudited)            (Unaudited)
ASSETS
CURRENT
Cash                                                 $       27,010         $       22,714
Accounts receivable                                          13,643                 22,976
Prepaids and deposits                                            --                  4,600
Advances to iQ Germany (Note 4)                           1,012,965                454,798
--------------------------------------------------------------------------------------------
                                                     $    1,053,618         $      505,088
Investment (Note 5)                                       3,200,000                     --
--------------------------------------------------------------------------------------------
                                                     $    4,253,618         $      505,088
--------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
Accounts payable                                     $      205,460         $       57,572
Loans from iQ Germany                                       169,126                  4,626
Accrued liabilities                                          46,514                  5,000
--------------------------------------------------------------------------------------------
                                                     $      421,100         $       67,198
--------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

Capital stock (Note 5)                               $    4,619,856         $      619,943
Accumulated deficit, during development stage             (787,339)              (182,035)
--------------------------------------------------------------------------------------------
                                                          3,832,518                437,890
--------------------------------------------------------------------------------------------
                                                     $    4,253,618         $      505,088
--------------------------------------------------------------------------------------------

     CONTINUANCE OF OPERATIONS (Note 2)

IQ POWER TECHNOLOGY INC.
(a development stage company)
Statement of Loss and Deficit
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------



                                                           Cumulative
                                                           from date of          Three months         Three months
                                                           inception to          ended March          ended March
                                                             March 31                 31                   31
                                                      -------------------  -------------------- --------------------
                                                               1999                  1999                 1998
                                                      -------------------  -------------------- --------------------
                                                          (Unaudited)           (Unaudited)          (Unaudited)

     Expenses
        Automobile                                      $      1,794          $       222          $        --
        Advertising and promotion                              7,173                   --                4,463
        Loss on foreign exchange                              33,256                   --                   --
        Management fees                                      276,988               88,500               10,476
        Office                                                45,220                8,501                2,494
        Professional fees                                    306,802               73,455                6,233
        Technical reports                                      5,878                   --                   --
        Travel                                               110,228                   --               12,629
------------------------------------------------------------------------------------------------------------------
                                                        $    787,339          $   170,678          $    36,295
------------------------------------------------------------------------------------------------------------------
     Net loss                                               (787,339)            (170,678)             (36,295)

Accumulated deficit during development stage,
   beginning of period                                                           (616,660)            (145,740)
------------------------------------------------------------------------------------------------------------------
Accumulated deficit during development stage,
   end of period                                        $   (787,339)          $ (787,339)          $ (182,035)
------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                              $     (0.03)          $    (0.01)
------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                   5,679,425            2,479,700
------------------------------------------------------------------------------------------------------------------


IQ POWER TECHNOLOGY INC.
(a development stage company)
Statement of Cash Flow
(Expressed in U.S. Dollars)


                                                         Cumulative
                                                         from date of          Three months         Three months
                                                         inception to          ended March          ended March
                                                           March 31                 31                   31
                                                    -------------------  -------------------- --------------------
                                                        (Unaudited)           (Unaudited)          (Unaudited)
   OPERATING ACTIVITIES
    Net loss                                          $    (787,339)         $  (170,678)         $   (36,295)
    Items not affecting cash:
      Increase in accounts receivable                       (13,643)              (2,681)             (19,916)
      (Decrease) increase in prepaid and deposits                --                   --                   --
      Increase in accounts payable                          205,460               18,409                  731
      Increase in loans payable                             169,126               70,500                4,626
      (Decrease) increase in accrued liabilities             46,514               23,257              (10,725)
------------------------------------------------------------------------------------------------------------------
                                                           (379,882)             (61,193)             (61,579)
------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITY
     Increase in advances to iQ Germany                  (1,012,965)            (150,001)             (86,722)
------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES
    (Decrease) increase in due to shareholder                    --                   --                   --
    Increase in share subscriptions
      (equity)                                                   --                   --              127,490
    Increase in share subscriptions                                                   --                   --
      (liability)                                                --
    Issuance of common shares                                    --                   --                   --
------------------------------------------------------------------------------------------------------------------
                                                          1,419,856                   --              127,490
------------------------------------------------------------------------------------------------------------------
DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                    27,010             (211,194)             (20,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   --              238,204               43,525
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                             $    27,010         $     27,010         $     22,714
--------------------------------------------------------------------------------------------------------------------

See Note 5 for non-cash investing and financing activity

IQ POWER TECHNOLOGY INC.
Notes to the Financial Statements
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     iQ Power Technology Inc. (the "Company") was incorporated under the Canada Business Corporations Act on December 20, 1994. The Company commenced operations on June 21, 1996. The Company's current business strategy is to acquire 100% interest in iQ Battery Research & Development GmbH (iQ Germany) which is legally domiciled in Floha, Germany. The Company's strategic objectives include the commercial exploitation of a new generation of computer optimized vehicle batteries researched and developed by iQ Germany.


2.   CONTINUANCE OF OPERATIONS

     These financial statements have been prepared on a going concern basis. The company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to raise a maximum of $4,690,000 to a minimum of $2,440,000, net of commissions and costs of issue, through the issuance of 5,500,000 or 3,000,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company intends to use the proceeds to fund research and development of iQ Germany, expansion of the Company's marketing and sales activities and general working capital.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles in Canada, which for these financial statements conform with those in the United States except as outlined in
     Note 9.

     (a)  Foreign currency translation

          The Company's current activities result in transactions denominated in both US and Canadian dollars. Management considered the following in the process to determine the Company's functional currency:

          i) All equity financings to this date have been denominated in US funds. The Company's proposed financing as disclosed in Note 10(a) is also denominated in US funds.

          ii) In excess of 50% of the Company's operating expenditures are paid or denominated in US funds.

          iii)90% of the total assets throughout 1997 and 1998 were denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars to the extent necessary to pay Canadian denominated liabilities.

          Management considers that subsequent to the completion of the business combination with iQ Germany that the majority of transactions of the combined enterprise will be denominated in US dollars and German Deutsche marks. Based on these factors the Company has determined that the United States dollar is the appropriate functional currency for measurement and reporting purposes.

          Assets and liabilities denominated in Canadian dollars are translated at the rate of exchange in effect at the balance sheet date. Transaction gains and losses relating to conversion of period and balances denominated in Canadian dollars and revenue and expenses denominated in Canadian dollars are included within operating results.

IQ POWER TECHNOLOGY INC.
Notes to the Financial Statements
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (a)  Foreign currency translation (continued)

     The exchange rates between the Canadian and US dollars were:


                                    Balance Sheet Date          Average
                                    ------------------          -------

          March 31, 1999            1.5092               1.5080-- moving average
          March 31, 1998            1.4166               1.4321-- moving average

            Bank of Canada

     (b)  Estimates and assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Investments

          Investments in iQ Research & Development GmbH are carried at cost, less any impairment which is deemed to be other than temporary. On a quarterly basis, the Company reviews its investment for any impairment. In the period since the investment was acquired there has been no indication of a permanent impairment.

     (d)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks, deposits in trust, and highly liquid investments with an original maturity of three months or less.

     (e)  Unaudited interim financial statements

          The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements reflect all fair presentation of the results for the interim period, they may not include the footnotes required by generally accepted accounting principles for complete financial statements.


4.   PROMISSORY NOTES RECEIVABLE

     Of the total advances of $1,012,965, the amount of DM 1,489,974 ($1,012,965) is supported by promissory notes. Promissory notes receivable are unsecured, do not bear interest and are payable on demand. The advances are intended to provide interim financing until all conditions of the business combination are satisfied.

IQ POWER TECHNOLOGY INC.
Notes to the Financial Statements
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


5.   SHARE CAPITAL

     Authorized: an unlimited number of common shares


                                                          March 31, 1999
                                               -------------------------------------
                                                  Number of
                                                Common shares            Amount
                                               -----------------  ------------------

Balance, beginning of period                        5,679,425      $    1,419,856
Shares contingently issued                         12,800,000           3,200,000
------------------------------------------------------------------------------------
                                                   18,479,425      $    4,619,856
------------------------------------------------------------------------------------


     During 1998, the Company issued shares pursuant to a share exchange agreement dated August 25, 1998 with iQ Germany whereby the shareholders of iQ Germany sold and transferred their iQ Germany shares to the Company for, in the aggregate, 10,000,000 common shares of the Company for deemed proceeds of $2,500,000. The shareholders of iQ Germany have the option to cancel the share exchange agreement if after the four month anniversary of the initial filing by IQ Canada of a registration statement on Form SB-1 with the United States Securities and Exchange Commission (a) IQ Canada has failed to complete an equity offering with gross proceeds of at least $3,000,000 and (b) the shareholders of iQ Germany have repaid to IQ Canada the full amount of all funds advanced to iQ Germany (see Note 4). The option shall terminate and shall not be exercisable as of such date that IQ Canada shall complete an equity financing with gross proceeds of not less than $3,000,000;

     The Company has also entered into share exchange agreements in 1998 under which 2,800,000 common shares of the Company were issued to the holders of the atypical Shares of iQ Germany. Atypical Shares means certain shares of iQ Germany which are not part of the ordinary capital of iQ Germany and were issued pursuant to agreements between iQ Germany and the holders of those shares under German tax incentives. The Company's common shares and atypical shares will be held in escrow until completion of the offering. The share exchange will not be completed if the option referred to above is exercised.

     The business combination at the expiration of the put option will be accounted for as a reverse takeover as iQ Germany is determined to be the acquirer. Due to the put rights and the reverse takeover accounting the investment has been recorded at the deemed proceeds of $2,500,000.


6.   FINANCIAL INSTRUMENTS

     The Company's  financial  instruments  include cash,  accounts  receivable, prepaids and deposits, travel advances, accounts payable and accrued liabilities, due to shareholder and share subscriptions, the fair value of such financial instruments approximates carrying values due to the short-term to maturity of the financial instruments and similarity to market rates. The Company is exposed to currency risk in respect of financial instruments. Currency risk is the risk that the value of financial instruments will fluctuate due to changes in foreign exchange rates. The Company does not attempt to hedge currency risk.

     The fair value of the advances to iQ Germany is $937,930, based on a discount factor of 8% and an anticipated term of 1 year.

IQ POWER TECHNOLOGY INC.
Notes to the Financial Statements
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


7.   RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in the financial statements include:

     (a) management fees for the three months ended March 31, 1999 of $18,000 paid to a company with a common director;

     (b) accounts payable and accrued liabilities include at March 31, 1999 of $34,892 due to a company with a common director.

     In addition, the Company has entered into the following contractual arrangements:

     (a) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

     (b) employment agreements with two directors of the Company to occupy the positions of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor. Under the terms of these agreements the Company is obligated to pay these employees $8,500 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

     (c) an employment agreement with the Vice-President, Finance and Chief Financial Officer. Under the terms of the agreement, the Company is obligated to pay this employee $7,000 per month for a term of 3 years commencing September 1, 1998.

8.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Company may experience the effects of the Year 2000 issue before, on, or after January 1, 2000, and the impact on operations and financial reporting, if not addressed, may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     (a)  Accounting for income taxes

          U.S. GAAP requires, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, that a deferred tax asset amount be recognized for loss carry-forwards. Although the Company has Canadian non-capital tax loss carry-forwards, due to uncertainty as to utilization prior to their expiry, the deferred tax asset amounts would have been completely offset in these consolidated financial statements by a valuation provision.

     (b)  Recent accounting pronouncements

     (i) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131,

IQ POWER TECHNOLOGY INC.
Notes to the Financial Statements
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------



          "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

     (ii) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently assessing the impact of SFAS No. 133 on the Company's financial statements and has not yet determined what if any changes will be necessary.

10.  SUBSEQUENT EVENTS

     Subsequent  to March 31,  1999,  the  Company  entered  into the  following
     transactions   that  are  not  disclosed   elsewhere  in  these   financial
     statements:

     (a) issued an aggregate of 5,500,000 common shares at US$1.00 per share on June 18, 1999 pursuant to a public offering.

     (b) granted 495,000 stock options at an exercise price of $1. All shares vested on the date of grant.

iQ BATTERY Research & Development GmbH
Balance Sheet
(DM in Thousands)



                                                                         March 31,              March 31,
                                                                           1999                   1998
                                                                            DM                     DM
                                                                   -----------------      -----------------
                                                                      (Unaudited)            (Unaudited)
  Assets
  Current assets
      Cash                                                                   78                    288
      Receivable from original shareholders                                  68                     40
      Other receivables, primarily refundable value added taxes             138                    280
      Prepaid expenses                                                        2                     15
                                                                   -----------------      -----------------
      Total current assets                                                  286                    623
  Non-current assets
      Equipment-net                                                         275                    102
                                                                   =================      =================
  Total assets                                                              561                    725
                                                                   =================      =================
  Liabilities and Shareholders' Deficit

  Current liabilities
      Short-term bank debt                                                  548                    221
      Trade accounts payable                                                858                    419
      Due to original shareholders                                          202                     66
      Accrued payroll                                                       195                    124
      Due to Parent Company                                                 818                     --
      Advances                                                              913                    812
      Other accrued liabilities                                             101                    170
                                                                   -----------------      -----------------
      Total current liabilities                                           3,635                  1,812
  Long-term bank debt                                                         8                      8
  Non-Current liabilities due to original shareholders                        0                    155
                                                                   -----------------      -----------------
  Total liabilities                                                       3,643                  1,975
                                                                   -----------------      -----------------
  Commitments and Contingencies

  Temporary atypical equity                                                  --                     --

  Shareholders' deficit
  Registered capital                                                        100                    100
  Accumulated deficit
      Attributable to voting shareholders                                (3,182)                (1,350)
                                                                   -----------------      -----------------
  Total shareholders' deficit                                            (3,082)                (1,250)
                                                                   -----------------      -----------------
Total liabilities, temporary equity and
   shareholders' deficit                                                    561                    725
                                                                      =================      =================


     See Notes to Financial Statements
iQ BATTERY Research & Development GmbH
Statement of Operations
(DM in Thousands)


                                                                           Three months
                                                                         ended March 31,
                                                                   1999                   1998
                                                                    DM                     DM
                                                          -------------------    -------------------
Revenues                                                                   (Unaudited)
  Sales                                                               --                    --
  Other revenues                                                      --                    --
                                                          -------------------    -------------------
                                                                      --                    --
                                                          -------------------    -------------------
Operating Expenses
  Research and development expenses                                  350                   287
  General administrative and other expenses                           52                    68
                                                          -------------------    -------------------
Operating loss                                                      (402)                 (355)

Interest income                                                       --                    --
Interest and other finance expense                                    --                    17
                                                          -------------------    -------------------
Loss before taxes                                                   (402)                 (372)
Income taxes                                                          --                    --
                                                          -------------------    -------------------
Net loss                                                            (402)                 (372)

Accumulated deficit beginning of period                               --                  (372)
Adjustment to state temporary atypical
  equity at redemption amount                                         --                   400
                                                          -------------------    -------------------
Accumulated deficit end of period                                   (402)                   28
                                                          ===================    ===================



     See Notes to Financial Statements
iQ BATTERY Research & Development GmbH
Statement of Cash Flows
(DM in Thousands)



                                                                            Three months ended
                                                                                 March 31,
                                                                       1999                  1998
                                                                        DM                    DM
                                                               --------------------  -------------------
                                                                                (Unaudited)
Operating activities:
Net loss (income)                                                     (402)                    28
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                       15                     --
    Loss on disposal of equipment                                       --                     --
Changes in assets and liabilities:
    Other receivables and prepaid expenses                             (18)                   (55)
    Accounts payable and other current
    liabilities                                                        (28)                    29
                                                               --------------------  -------------------
Net cash used in operating activities                                 (433)                     2
                                                               --------------------  -------------------
Investing Activities:
Proceeds from sales of equipment                                        --                     --
Additions to property, plant and equipment                            (162)                   (27)
                                                               --------------------  -------------------
Net cash used in investing activities                                 (162)                   (27)
                                                               --------------------  -------------------
Financing Activities:
Increase (decrease) in short-term debt                                 340                    133
Increase (decrease) in debt due to shareholders                        (23)                    --
Received from Parent Company                                           255                     --
Advances received from external parties                                 --                    149
Increase in other long-term debt                                         2                     --
                                                               --------------------  -------------------
Net cash used in financing activities                                  574                    282
                                                               --------------------  -------------------
Increase (decrease) in cash                                            (21)                   257
Cash, beginning of period                                               78                     31
                                                               ====================  ===================
Cash, end of period                                                     57                    288
                                                               ====================  ===================


IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



1    Description of Business

iQ BATTERY Research & Development GmbH ("iQ BATTERY"), established in 1991, is developing a chargeable battery which allows an improved current output at low outside temperatures. The process engineering for this chargeable battery and the know-how is based on a patent acquired from the founding shareholders of iQ BATTERY Research & Development GmbH.

Patents have been granted for Germany, thirteen other European countries and for the United States of America. International patents applications have been filed in nine additional countries.

The Company's legal domicile is Floha, Germany, and it maintains a branch near Munich, where management has its offices.

The Company intends to grant licenses for this process to the automotive and related industries in the future.


2    Summary of Significant Accounting Policies

     a)   Basis of accounting

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the three months ended March 31, 1999 and March 31, 1998, the Company incurred net losses of DM 402 and DM 372 and had operating cash flows of DM (21) and DM 257, respectively. The shareholders capital deficit of March 31, 1999 was DM 3,082. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing.

Management believes that iQ BATTERY will obtain sufficient funds from financing activities during the next twelve months to continue its operations.

     b)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     c)   Equipment

Equipment is recorded at cost. Depreciation is recorded using the straight-line method based upon the useful lives of the assets, generally estimated at 3-5 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



     d)   Long-term Liabilities to original shareholders

Liabilities due to shareholders, including interest, only in case the Company has generated sufficient net assets or liquidation proceeds are shown under non-current liabilities.

     e)   Research and Development

Research and development costs are expensed as incurred. DM 400 for the transfer of intangible assets (patent and registered design) by founding shareholders of the Company and the related liability are not reflected in the accompanying financial statements (see also note 11).

     f)   Earnings per share

Earnings per share are not presented because the Company is privately held.

     g)   Income taxes

Income taxes have been provided for in accordance with the asset and liability method. Deferred tax assets, net of valuations allowances, and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

     h)   Supplemental cash flow information

     Cash paid for interest and income taxes for the periods ended was as follows:



                                                  March 31
                                     --------------------------------------
                                          1999                1998
                                     ------------------  ------------------

     Interest                              --                  17
     Income taxes                          --                  --


3    Equipment

     Equipment was as follows:


                                                           March 31          March 31
                                                       ------------------  ----------------
                                                             1999               1998
                                                       ------------------  ----------------

     Equipment - at cost                                      359                 165
     Less accumulated depreciation                            (84)                (63)
     --------------------------------------------------------------------------------------
     Equipment - net                                          275                 102
     --------------------------------------------------------------------------------------


     Depreciation   expense  is   calculated   on  an  annual  basis   therefore
     depreciation expense was DM Nil for the three months ended March 31, 1999 and DM Nil for the three months ended March 31, 1998.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



4    Shareholders' Equity and Temporary Atypical Equity

     The registered capital of the Company is DM 100, which has been fully paid in by the Company's shareholders. Such ownership shares are not negotiable.

     In addition, the Company has also received a total of DM 1,842 of capital from the issue of atypical shares. The atypical shareholders have certain information rights, but no voting powers. Losses and profits are allocated to the atypical shareholders' capital account as stipulated in the individual atypical shareholders'

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



4    Shareholders' Equity and Temporary Atypical Equity (Continued)

     agreements. The atypical shareholders are entitled to terminate the agreements at the end of 1999 or 2002 depending on their entrance dates; iQ BATTERY can terminate in 2001, 2002 or 2003. Generally the compensation to be paid to the atypical shareholders upon their termination is based on the applicable fair value of the company under exclusion of created goodwill.

     The following table presents the movements on temporary atypical equity (amount in DM):


                                                                            March 31
                                                                ----------------------------------
                                                                     1999              1998
                                                                ---------------- -----------------
       Opening balance                                                --                --
       Capital contributions                                          --               400
       Adjustments to state equity at redemption amount
                                                                      --              (400)
       --------------------------------------------------------------------------------------------
       Redemption amount                                              --                --
       --------------------------------------------------------------------------------------------


     The Company has received a total of DM 1,842 with respect to atypical equity with the redemption amount at March 31, 1999 being Nil.

     On August 25, 1998, IQ Power Technology, Inc. (IQ Canada) acquired all the issued and outstanding stock of iQ Battery in exchange for 10,000,000 common shares of iQ Canada. Pursuant to the terms of the Share Exchange Agreement, the former shareholders of iQ Battery, as a group, have a limited right to require IQ Canada to repurchase all of the IQ Canada common shares received by such shareholders (the "Put Option"). The Put Option is exercisable at and after the four month anniversary of the initial filing of a prospectus with the Securities and Exchange Commission if (i) IQ Canada has failed to complete an equity offering with gross proceeds of at least US$3 Million and (ii) such shareholders have repaid to IQ Canada the full amount of all funds IQ Canada has advanced or invested in iQ Battery. As a result of the business combination, the shareholders of iQ Battery will acquire control of the combined entity. Due to this acquisition of control, iQ Battery is identified as the acquiror (reverse acquisition) and the business combination will be accounted for under the purchase method.

     Pursuant to the terms of the Atypical Share Exchange Agreements, IQ Canada has also issued into escrow an additional 2,800,000 common shares against the deposit into escrow of the atypical shares of iQ Battery held by twenty-one atypical shareholders. The common shares and the atypical shares will be released from escrow to the atypical shareholders and IQ Canada, respectively, on the completion of a minimum equity financing of US$3 million. In the event the Put Option is exercised, the common shares and the atypical shares will be released from escrow and returned to IQ Canada and the atypical shareholders, respectively.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



4    Shareholders' Equity and Temporary Atypical Equity (Continued)

     The following table presents the changes in shareholders deficit for the period from January 1, 1995 to March 31, 1999 (amounts in DM).


                                                             Registered      Accumulated
                                                               capital         Deficit           Total
                                                           -------------- ----------------- --------------
January 1, 1995                                                  100             (374)           (274)
Adjustments to redemption value of atypical equity                                601             601
Net loss                                                                         (541)           (541)
----------------------------------------------------------------------------------------------------------

December 31, 1995                                                100             (314)           (214)
Adjustments to redemption value of atypical equity                                221             221
Net loss                                                                         (791)           (791)
----------------------------------------------------------------------------------------------------------

December 31, 1996                                                100             (884)           (784)
Adjustments to redemption value of atypical equity                                540             540
Net loss                                                                       (1,034)         (1,034)
----------------------------------------------------------------------------------------------------------

December 31, 1997                                                100           (1,378)         (1,278)
Adjustments to redemption value of atypical equity                                400             400
Net loss                                                                       (1,803)         (1,803)
----------------------------------------------------------------------------------------------------------

December 31, 1998                                                100           (2,787)         (2,687)
Adjustments to redemption value of atypical equity
Net loss                                                                         (402)           (402)
----------------------------------------------------------------------------------------------------------

March 31, 1999                                                                 (3,183)         (3,083)
----------------------------------------------------------------------------------------------------------


5    Short-term Bank Debt

     Short-term bank debt is summarized as follows (amounts in DM):


                                                                        March 31
                                                              ------------------------------
                                                                    1999          1998
                                                              --------------  --------------
     Commerzbank AG, Ottobrunn                                       331             200
     Dresdner Bank AG, Dresden                                       201              19
     Current portion of Behncke                                       14              --
     Bank GmbH, Hamburg                                                2               2
     ------------------------------------------------------------------------------------------
     Total short-term bank debt                                      548             221
     ------------------------------------------------------------------------------------------


     The Commerzbank debt is personally guaranteed by four original shareholders up to a maximum total of DM 320; any cash and deposits maintained with Commerzbank have been pledged. The Dresdner Bank debt is personally guaranteed by a founding shareholder up to a maximum total of DM 50. Interest expense for the short-term bank debt amounts to DM 0 for the three months ended March 31, 1999 and to DM 17 for the three months ended March 31, 1998. The weighted average interest rates were 11%.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



6        Long-term bank debt

       Long-term bank debt is determined as follows (amounts in DM):


                                                                        March 31
                                                              ------------------------------
                                                                    1999          1998
                                                              --------------  --------------
     Behncke Bank GmbH, Hamburg                                        8              10
     Less current portion                                             (2)             (2)
     ------------------------------------------------------------------------------------------
     Long-term debt, excluding current portion                         6               8
     ------------------------------------------------------------------------------------------


     The Behncke Bank debt is a financing loan for the telephone equipment in the Munich office. The loan was contracted in 1997 and the term is over five years. Current portion of the long term debt is DM 2.

     Payments to be made for the years ending December 31 (amounts in DM):

             1999                                        2
             2000                                        2
             2001                                        2
             2002                                        2


7    Non-Current Liabilities Due to Original Shareholders

     Non-current liabilities due to shareholders are summarized as follows (amounts in DM):

                                                         March 31
                                               ------------------------------
                                                     1999          1998
                                               --------------  --------------

     Due to shareholders                                --             155
     -------------------------------------------------------------------------

     Interest, which has to be repaid only in case the company has generated sufficient net assets or liquidation proceeds, has been accrued for the three months ended March 31, 1999.

     Payments are expected for the years ending December 31 (amounts in DM):

               1999                                     95
               2000                                     0
               2001                                     0
               2002                                     0
               2003                                     0


8    Leases

     The Company has operating leases for certain equipment and facilities. Rental expense was DM 4 for the three months ended March 31, 1999. As of December 31, 1997 obligations to make future minimum lease payments were as follows:

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



8    Leases

     Payments to be made in the years ending December 31 (amounts in DM):

               1998                                      50
               1999                                      43
               2000                                      30
               2001                                      4
               2002                                      3
               Thereafter                                0



9    Income Taxes

     The components of the provision for income taxes are as follows for the years ended December 31:


                                                               1998               1997            1996
                                                          ----------------    -------------   -------------
German
   Current                                                       0                 0               0
   Deferred                                                      0                 0               0
   Change in valuation allowance                                 0                 0               0
-----------------------------------------------------------------------------------------------------------
                                                                 0                 0               0
-----------------------------------------------------------------------------------------------------------


     The provision for income taxes differed from the federal corporation income tax rate of 45% because no benefit was realized for the operating losses incurred in 1995, 1996, 1997 and 1998. The tax rate has been reduced to 40% for income taxes in 1999.

     As of March 31, 1999 and March 31, 1998, the Company had total deferred tax assets relating to loss carryforwards of DM 2,133 and DM 1,108, respectively, which were reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company's operating history.

     As of March 31, 1999, the Company had net operating loss carryforwards of approximately DM 3,119 for corporation income taxes and DM 4,981 for municipal trade taxes. Such loss carryforwards have no set expiry dates.

10   Fair Value of Financial Instruments

     Management has determined that the carrying values of cash, accounts receivable, accounts payable and short-term bank debt approximate fair value at December 31, 1998 and 1997 because of immediate or short-term maturities. The carrying amount reported for non-current liabilities due to shareholders approximates fair value because the interest rate of 5.5% provided for the accrued interest in 1998 approximates the market rate.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



11   Related Party Transactions

     The Company paid management fees of DM 78 for the three month period ended March 31, 1999 to the company's two founding shareholders based on contracts dated October 11, 1991, March 28, 1992 and August 28, 1994.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(DM in Thousands)



11   Related Party Transactions (Continued)

     iQ BATTERY acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and managing directors of iQ BATTERY. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ".

     The Company and the shareholders agreed that the shareholders would receive DM 400 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

12   Commitments and Contingencies

     The Company is not currently involved in any legal proceedings in the ordinary course of business.

Selected Unaudited Pro forma
Consolidated Financial Information


The selected unaudited pro forma consolidated financial information for the Company set forth below gives effect to the acquisition of the shares of IQ Power Technology Inc. (IQ Canada) and IQ Battery Research and Development GmbH (IQ Germany). The historical financial information set forth below has been derived from, and is qualified by reference to, the financial statements of the Company and IQ Germany and should be read in conjunction with those financial statements and the notes thereto included elsewhere herein.

The March 31, 1999 pro forma balance sheet has been prepared as if the transactions described in Notes 1 and 2 had occurred on March 31, 1999, and represents the consolidation of the March 31, 1999 balance sheet of IQ Germany with the March 31, 1999 balance sheet of the Company.

The pro forma statements of net loss for the three month period ended March 31, 1999 and the three months ended March 31, 1998 have been prepared as if the transactions described in Notes 1 and 2 had occurred at the commencement of the relevant period. They represent the consolidation of the IQ Germany statements of loss for the three months ended March 31, 1999 and the three months ended March 31, 1998 with the statement of loss of the Company for the three months ended March 31, 1999 and the three months ended March 31, 1998.

The pro forma consolidated financial statements are not intended to reflect the results of operations or the financial position of the Company which would have actually resulted had the proposed transactions described in Notes 1 and 2 been effected on the dates indicated. Further, the pro forma financial information is not necessarily indicative of the results of operations or the financial position that may be obtained in the future.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Pro Forma Consolidated Balance Sheet
As at March 31, 1999
(Expressed in Thousands of United States Dollars)

--------------------------------------------------------------------------------

                                                                    Pro forma
                                                                       after
                                                                     business     Minimum      Pro forma
                            IQ Canada   iQ Germany   Acquisition    combination   Offering    Consolidated
                            ----------- ----------  ------------  --------------  ----------  -------------
                                                     (Note 1)                    (Note 3)
ASSETS

CURRENT
   Cash                      $     27    $     43                  $      70     $  3,000     $    2,510
                                                                                     (560)
   Prepaid Expenses                             1                          1                           1
   Accounts receivable             13          76                         89                          89
   Receivable from
    Shareholders                               37                         37                          37
   Advances to IQ Germany       1,013        (103)      (910)
-----------------------------------------------------------------------------------------------------------
                                1,053          54       (910)            197        2,440          2,637
INVESTMENT
EQUIPMENT, net                  3,200         152     (3,200)            152                         152
-----------------------------------------------------------------------------------------------------------
                             $  4,253    $    206    $(4,110)      $     349     $  2,440    $     2,789
-----------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
   Accounts payable          $    205    $    474    $             $     679     $            $      679
   Accrued liabilities             47          56                        103                         103
   Share subscriptions
   Current portion of bank
    debt                                      303                        303                         303
   Due to shareholders                        112                        112                         112
   Advances from IQ Canada        169         957     (1,126)
-----------------------------------------------------------------------------------------------------------
                                  421       1,902     (1,126)          1,197                       1,197
BANK DEBT                                       4                          4                           4
NON-CURRENT
  LIABILITIES DUE TO
     SHAREHOLDERS
-----------------------------------------------------------------------------------------------------------
Temporary equity                  421       1,906     (1,126)          1,201                       1,201
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Capital stock                   4,619          55     (3,987)            687        3,000          3,687
Share subscriptions
Cumulative foreign
  exchange adjustment                           3        216             219                         219
Deficit                          (787)     (1,758)       787          (1,758)        (560)        (2,318)
-----------------------------------------------------------------------------------------------------------
                                3,833       (1,700)   (2,984)           (852)       2,440          1,588
-----------------------------------------------------------------------------------------------------------
                             $  4,253    $    206    $(4,110)      $     349     $  2,440     $    2,789
-----------------------------------------------------------------------------------------------------------

 IQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Pro Forma Statement of Loss
For the three months ended March 31, 1999
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

                                                                     Business Combination
                                                                         of iQ Germany
                                                              -------------------------------

                                                                    March 31     Adjustments      Pro forma
                                                  IQ Canada           1999       Acquisition    Consolidated
                                               -------------  ---------------- -------------- ----------------
                                                                    (Note 2)
OPERATING EXPENSES

Research and development expenses                $               $     193                        $    193

General administrative and other expenses              171              29                             200
--------------------------------------------------------------------------------------------------------------
                                                      (171)           (222)                           (393)
INTEREST INCOME

INTEREST AND OTHER
  FINANCE EXPENSE
--------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                          $    (171)       $   (222)                        $  (393)
--------------------------------------------------------------------------------------------------------------

Loss per share                                   $   (0.03)                                        $   N/A
--------------------------------------------------------------------------------------------------------------

Weighted average
  common shares outstanding                      5,679,425                                      18,479,425
--------------------------------------------------------------------------------------------------------------


IQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Pro Forma Statement of Loss
For the three months ended March 31, 1998
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

                                                                    Acquisition of iQ Germany
                                                               --------------------------------
                                                                     March 31      Adjustments      Pro forma
                                                   IQ Canada           1998        Acquisition    Consolidated
                                                -------------- ----------------- -------------- ----------------
                                                                     (Note 2)
REVENUE                                           $              $                                $
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Research and development expenses                                    155                              155
  General administrative                                36              37                               73
----------------------------------------------------------------------------------------------------------------
                                                       (36)           (192)                            (228)
INTEREST AND OTHER
  FINANCE EXPENSE                                                        9                                9
----------------------------------------------------------------------------------------------------------------
                                                       (36)           (201)                            (237)
----------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                           $    (36)      $    (201)                       $    (237)
----------------------------------------------------------------------------------------------------------------


Loss per share                                    $  (0.01)                                       $     N/A
----------------------------------------------------------------------------------------------------------------


Weighted average
  common shares outstanding                      2,479,700                                       18,479,425
----------------------------------------------------------------------------------------------------------------


Notes to the Unaudited Pro Forma Consolidated Financial Information


1.   BUSINESS COMBINATION

     On August 25, 1998, the Company exchanged 10,000,000 common shares for 100% of the issued and outstanding equity stock of IQ Germany and has the right to exchange 2,800,000 common shares for 100% of the Atypical shares of IQ Germany.

     The acquisition has been accounted for using the purchase method. The acquiror in the business combination has been identified as IQ Germany, as it is the shareholders of IQ Germany who, as a group, has the ability to control the combined enterprise. The shares of the Company's common stock that were issued have been recorded at a fair value of $632,000 based on the fair market value of the Company's net assets acquired.

     Intercompany advances have been eliminated.

     The effect of the business combination on the unaudited pro forma consolidated balance sheet at March 31, 1999 is summarized below:


    Common stock held by IQ Power Technology Inc. shareholders                                 $       632
    ------------------------------------------------------------------------------------------------------------
    Allocation of purchase price
      Current assets                                                                           $     1,053
      Current liabilities                                                                              421
    ------------------------------------------------------------------------------------------------------------
                                                                                               $       632
    ------------------------------------------------------------------------------------------------------------
    Elimination of IQ Power Technology Inc.
      Capital stock                                                                            $     3,987
      Deficit                                                                                         (787)
      Investment in IQ Germany                                                                      (3,200)
      Advances to IQ Germany                                                                         1,126
      Advances to IQ Canada                                                                           (910)
      Cumulative foreign exchange adjustment                                                          (216)


     The effect of the business combination on the unaudited pro forma consolidated statements of loss is summarized below:

     Historical results of IQ Germany are summarized as follows:

                                                        Period Ended
                                              ----------------------------------
                                                March 31, 1999    March 31, 1998
                                              ----------------   ---------------
     Revenue                                   $                  $
     Operating expenses                              (222)             (192)
     Interest income
     Interest expense                                                    (9)
     ---------------------------------------------------------------------------
                                               $     (222)        $    (201)
     ---------------------------------------------------------------------------

3.   MINIMUM OFFERING OF SHARES OF COMMON STOCK

     The pro forma balance sheet reflects the public offering of 3,000,000 shares of common stock for net proceeds, estimated at a minimum of $2,440,000. The offering agreement entered into with IPO Capital Corp. contemplates the issuance of a minimum of 3,000,000 shares and a maximum of 5,500,000 shares. The pro forma balance sheet reflects completion of the minimum offering (see Note 5 for the effect of completing the maximum offering).

     The pro forma financial statements reflect the following adjustments related to the public offering and related transactions:



       Balance Sheet
         Cash
         Gross proceeds from offering                                                          $    3,000,000
         10% Agents' financing fee                                                                   (300,000)
         Expenses of offering                                                                        (260,000)
       ---------------------------------------------------------------------------------------------------------
       Increase in cash                                                                        $    2,440,000
       ---------------------------------------------------------------------------------------------------------
       Increase in stockholders' equity
         Share capital                                                                         $    3,000,000
         Deficit                                                                                     (560,000)
       ---------------------------------------------------------------------------------------------------------
       Increase in stockholders' equity                                                        $    2,440,000
       ---------------------------------------------------------------------------------------------------------



4.   CAPITAL STOCK

     Capital stock subsequent to the reverse takeover and the pro forma effect of share issuances can be summarized as follows:


                                                                                    Number             Amount
                                                                               -----------------   ----------------

        Share capital of IQ Germany                                                        100      $       62
        Effect of reverse takeover                                                   9,999,900               -
        Issued to acquire IQ Canada                                                  2,843,225             349
        -----------------------------------------------------------------------------------------------------------
                                                                                    12,843,225             411
        Exchange of shares for Atypical shares                                       2,800,000               -
        Issued on public placement                                                     436,000             108
        -----------------------------------------------------------------------------------------------------------
                                                                                    16,079,225             519
        Minimum public offering                                                      3,000,000           3,000
        -----------------------------------------------------------------------------------------------------------
                                                                                    19,079,225      $    3,519
        -----------------------------------------------------------------------------------------------------------

5.   SUPPLEMENTARY INFORMATION

     As disclosed in Note 1, the Company has entered into an offering agreement providing for the issuance of a minimum of 3,000,000 common shares or a maximum of 5,500,000 common shares. The following analysis provides the effect on the pro forma balance sheet (prepared based on the minimum offering) of the completion of the maximum offering:


                                                                    Pro forma          Maximum           Adjusted
                                                                  Balance sheet        offering        Balance Sheet
                                                                ------------------ ----------------- ------------------
       Assets
         Cash                                                    $      2,510       $     2,250      $      4,760
         Other current assets                                             127                 -               127
         Equipment (net)                                                  152                 -               152
       ----------------------------------------------------------------------------------------------------------------
                                                                 $      2,789       $     2,250      $      5,039
       ----------------------------------------------------------------------------------------------------------------
       Liabilities and shareholders' equity
         Current liabilities                                     $      1,197       $         -      $      1,197
         Non-current liabilities                                            4                 -                 4
         Temporary Atypical equity                                                            -
         Capital stock                                                  3,687             2,500             6,187
         Cumulative foreign exchange adjustment                           219                 -               219
         Deficit                                                       (2,318)             (250)           (2,568)
       ----------------------------------------------------------------------------------------------------------------
                                                                 $      2,789       $     2,250      $      5,039
       ----------------------------------------------------------------------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Form constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history and history of losses, the Company's relative concentration of customers, the risks related to the Company's ability to commercialize its technology, risks associated with changes in market demand for the Company's technology, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings.

Overview

     iQ Power Technology Inc. (the "Company") was organized in December 1994 and commenced operations in June 1996. The Company develops and commercializes batteries and electric power technology for the automotive industry. Its primary product is a "smart" automotive starter battery which combines several proprietary features designed to optimize automotive starter battery efficiency.

     The Company is an early stage company and its principal activity to date has been the acquisition of all the issued and outstanding shares of iQ Battery Research & Development GmbH ("iQ Germany"). Neither the Company nor iQ Germany have derived revenues from operations, and the Company does not anticipate having material revenues from operations until 2000, if at all. The Company and iQ Germany have incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

     The Company believes that its historic spending levels and the historic spending levels of iQ Germany are not indicative of future spending levels because it is entering a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development state will increase significantly before it generates material revenues.

Acquisition of iQ Germany

     On August 25, 1998, the Company acquired all the issued and outstanding common stock of iQ Germany in exchange for 10,000,000 of the Company's common shares at a deemed price of US$0.25 per common share for a total purchase price of US$2,500,000. As a result of the business combination, the shareholders of iQ Germany have control of the Company. Due to this acquisition of control, iQ Germany was identified as the acquiror (reverse acquisition), and the business combination was accounted under the purchase method.


The Company's Results of Operations for the Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     The Company was organized in December 1994 and commenced operations in June 1996. Its principal activity to date has been the acquisition of all the issued and outstanding shares of iQ Germany.

     No revenues were recorded in either the three month period ended March 31, 1999 or the three month period ended March 31, 1998.

     As of March 31, 1999, the Company had an accumulated deficit of US$787,339. The Company incurred a net loss of US$170,678 for the three month period ended March 31, 1999, compared to a net loss of US$36,295 for the comparable period of the prior year primarily as result of increased management and professional fees and increased employment expenses related to the hiring of additional employees during 1998.

     The Company anticipates that the level of spending will increase significantly in future periods as we undertake research and development activities related to the commercialization of the iQ technology. In addition, the Company anticipates that its general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to the Company.

iQ Germany's Results of Operations for the Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     iQ Germany was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry. Since that date, iQ Germany has been engaged primarily in research and product development efforts.

     As of March 31, 1999, iQ Germany had an accumulated deficit of DM3,182,000 (US$1,758,532). iQ Germany incurred a net loss of DM402,000 (US$222,165) for the three month period ending March 31, 1999 compared with a net loss of DM372,000 (US$201,066) for the comparable period of the prior year.

     iQ Germany had no revenues for the three month period ending March 31, 1999 and the three month period ending March 31, 1999.

     For the three month period ended March 31, 1999, iQ Germany incurred research and development expenses of DM350,000 (US$193,427) compared with DM287,000 (US$155,123) for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     iQ Germany incurred general and administrative expenses of DM52,000 (US$28,738) for the three month period ended March 31, 1999 compared with DM68,000 (US$36,754) for the comparable period of the prior year. The decrease in administrative and general corporate expenses was due primarily to reduced consulting fees.

     iQ Germany's expenditures are expected to materially increase as iQ Germany pursues research, development, testing and commercialization programs and expands iQ Germany's finance and administrative staff and financial and management system.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of March 31, 1999, the Company had cash and cash equivalents of US$1,053,618. As of March 31, 1999, the Company had raised approximately $1,420,050 (net of issuance costs) from the sale of such securities, excluding the issuance of 10,000,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering pursuant to which it received net proceeds of 4,690,000.

     iQ Germany is obligated to pay to Horst Dieter Braun, the Company's Vice President, Research and Development and Peter Braun, the Company's President, DM400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

     The Company plans to finance its capital needs principally from the net proceeds of its past securities offerings and interest thereon and, to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its existing capital resources, will be sufficient to fund its operations through 1999. The Company's capital requirements depend on several factors, including the success and progress of its product development programs, the resources the Company devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company expects to devote substantial cash for research and development. The Company cannot adequately predict the amount and timing of our future cash requirements. The Company will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as its business performance.

Year 2000 Issue

     The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appears as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise. To prevent this from occurring, information systems need to be updated to ensure they recognize the Year 2000.

     The Company has conducted a review of its computer systems to identify the systems that could be incompatible with dates beyond December 31, 1999, and is developing an implementation plan to resolve issues that may arise. The Company places minimal reliance on data sensitive software and believes that the expected cost and availability of resources, to recover information not properly processed after December 31, 1999, would not result in a material effect on its results of operations.

     The Company began its Year 2000 strategy by compiling a list of all computerized equipment and making a determination of how, if at all, the software will be affected by Year 2000. Although the effect is so far unquantified, all of the Company's software is recent, and therefore the Company anticipates that it will have sufficient time to test any new systems that need to be installed. All of the Company's financial and business records will be backed up to ensure that no loss of information can occur. The Company does not anticipate incurring significant costs in this regard.

     The Company has contacted each of its strategic partners, consultants, contractors and significant suppliers and have obtained assurances from some of them that their relevant operating software and systems are Year 2000 compliant or would be by December 31, 1999. The Company plans to continue to make inquiries of those suppliers and service providers who have not yet provided it with information regarding their Year 2000 compliance status. The Company anticipates that it will complete its third-party Year 2000 compliance review by mid-summer 1999. The Company is monitoring the status of all of its significant service providers' and suppliers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on its operations resulting from compliance failures. The Company has also, in some cases, identified alternative sources of supply or service should its present suppliers or service providers encounter Year 2000 compliance problems.

Foreign Currency Translation Risk

     To date, exposure to foreign currency fluctuations has not had a material effect on our operations. The Company believes its risk of foreign currency translation is limited, as its operations are based in Germany with resulting transactions primarily denominated in United States dollars. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on our financial position or results of operations.

Part II -  OTHER INFORMATION

     ITEM 1. Legal Proceedings

     As of the date hereof, there is no material litigation pending against the Company. On January 3, 1994, a civil lawsuit was filed by Hans Engelhorn against Peter E. Braun and Horst Dieter Braun in the District Court of Berlin (Case No. 3 O 40/94). Mr. Engelhorn seeks to compel transfer of intellectual property rights related to the iQ technology or, alternatively, money damages of approximately DM500,000 (US$310,000). The intellectual property rights at issue are now held by iQ Germany. Mr. Engelhorn alleges that the Brauns had a contractual obligation to transfer the intellectual property to a partnership which has since been dissolved. Although the lawsuit is still pending, the Company has been advised by the Brauns that the prosecution of this lawsuit has not been pursued. The Company believes that the lawsuit is without merit and will not materially affect its rights in the intellectual property at issue.

     From time to time, the Company may be a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believe that the final outcome of such matters will not have a material adverse effect on its business, financial condition and operating results.


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Sales of Unregistered Securities

               None

          b)   Use of Proceeds from Sales of Registered Securities

     On June 18, 1999, the Company completed an initial public offering of its common shares. The selling agent in the offering was IPO Capital Corp. (the "Agent"). The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-1 (the "Registration Statement") (Reg. No. 333-68649) that was declared effective by the SEC on May 10, 1999. The offering commenced on May 10, 1999 after which time, all 5,500,000 common shares registered under the Registration Statement were sold at a price to the public of $1.00 per common share. The aggregate offering amount registered was $5,500,000. In connection with the offering, the Company paid an aggregate of $105,000 in commissions and fees to the Agent and also issued to the Agent warrants to purchase 55,000 common shares. The Agent may exercise the warrants for US$1.00 per common share during the first year and for US$1.50 per common share during the second year after issuance.

     In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than Agent's fees. All amounts shown are estimated except for the registration fees of the SEC.

     SEC Registration Fee                        $            1,390
     NASD Filing Fee                             $            1,000
     Accounting Fees and Expenses                $           50,000
     Legal Fees and Expenses                     $           75,000
     Blue Sky Qualification Fees and Expenses    $           15,000
     Transfer and Custody Agent Fees             $           10,000
     Printing Expenses                           $            4,000
     Miscellaneous                               $          103,610
                                                            -------
     Total                                       $          260,000

     After deducting the estimated expenses set forth above, the net offering proceeds to the Company were US$5,240,000. Since May 10, 1999, the Company has used a portion of the net offering proceeds for the purposes described below. The Company believes that the amounts set forth represent a reasonable estimate of the amounts actually applied.

      Transfer to iQ Germany                     $        3,500,000
      Payment of payables                        $          287,850
      Current expenses
            (working capital)                    $           68,340

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         IQ POWER TECHNOLOGY INC.


Date: July 5, 1999                       By:  /s/ Peter E. Braun
                                             -----------------------------------
                                             Name:    Peter E. Braun
                                             Title:   President




Date: July 6, 1999                       By:  /s/ Gerhard K. Trenz
                                             -----------------------------------
                                             Name:    Gerhard K. Trenz
                                             Title:   Vice President Finance and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)