Form 10KSB
period 1998-12-31
IQ POWER TECHNOLOGY INC
filed 1999-08-03
CIK 1072667

NOTE: This special financial report is being filed pursuant to Rule 15d-2 and contains only the registrant's financial statements for the fiscal year ending December 31, 1998, the financial statements of the registrant's subsidiary, iQ Battery Research & Development GmbH, for the same period and pro forma financial information for the years ended December 31, 1998 and 1997.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- --------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-26165

                            IQ POWER TECHNOLOGY INC.
                 (Name of Small Business Issuer in its charter)

           Canada                                     Not Applicable
(Jurisdiction of incorporation            (I.R.S. Employer Identification No.)
        or organization)

                          14675 Interurban Avenue South
                         Seattle, Washington 98168-4664
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (604) 669-3132

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
           None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ ]     No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

     State issuer's revenues for its most recent fiscal year: $0.00

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of August 2, 1999 was approximately $34,123,655. The number of shares of the Registrant's Common Stock outstanding as of August 2, 1999 was 24,029,425.

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]
                            iQ POWER TECHNOLOGY, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page

iQ Power Technology, Inc..........................................................................................1
   Auditors'Report................................................................................................2
   Balance Sheets.................................................................................................3
   Statements of Loss and Deficit.................................................................................4
   Statements of Cash Flow........................................................................................5
   Notes to the Financial Statements..............................................................................6

IQ BATTERY Research & Development GmbH...........................................................................11
   Independent Auditors'Report...................................................................................11
   Balance Sheets................................................................................................12
   Statement of Operations.......................................................................................13
   Statement of Cash Flows.......................................................................................14
   Notes to the Financial Statements.............................................................................15

Selected Unaudited Pro forma Consolidated Financial Information..................................................23
   Unaudited Pro Forma Consolidated Balance Sheet................................................................24
   Unaudited Pro Forma Statement of Loss December 31, 1998.......................................................25
   Unaudited Pro Forma Statement of Loss December 31, 1997.......................................................26
   Notes to the Unaudited Pro Forma Consolidated Financial Information...........................................27


AUDITORS' REPORT


To the Shareholders of
IQ Power Technology Inc.
(a development stage company)


We have audited the balance sheets of IQ Power Technology Inc. (a development stage company) as at December 31, 1998 and 1997 and the statements of loss and deficit and cash flow for each of the years in the three year period ended December 31, 1998 and the cumulative from date of inception to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1998 and the cumulative from date of inception to December 31, 1998 in accordance with accounting principles generally accepted in Canada applied on a consistent basis.


/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
April 30, 1999


Comments by Auditors for U.S. Readers on Canada
- - U.S. Reporting Conflict

To the Directors of
IQ Power Technology Inc.

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the auditor concludes that there is substantial doubt about the entities' ability to continue as a going concern such as described in Note 2 of the financial statements. Our report to the shareholders dated April 30, 1999 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.


/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
April 30, 1999

IQ POWER TECHNOLOGY INC.
(a development stage company)
Balance Sheets
December 31
(Expressed in U.S. Dollars)



- ----------------------------------------------------------------------------------------------------------------------


                                                                                          1998                1997
                                                                                    --------------      --------------
ASSETS

CURRENT
  Cash                                                                              $    238,204        $    43,525
  Accounts receivable                                                                     10,962              3,060
  Prepaids and deposits                                                                        -              4,600
  Advances to iQ Germany                                                                 862,964            368,076
- ----------------------------------------------------------------------------------------------------------------------
                                                                                       1,112,130            419,261
INVESTMENT (Note 4)                                                                    3,200,000                  -
- ----------------------------------------------------------------------------------------------------------------------
                                                                                    $  4,312,130        $   419,261
- ----------------------------------------------------------------------------------------------------------------------
LIABILITIES

CURRENT
  Accounts payable                                                                  $    187,051        $    56,841
  Accrued liabilities                                                                     23,257             15,725
  Loans from iQ Germany                                                                   98,626                  -
- ----------------------------------------------------------------------------------------------------------------------
                                                                                         308,934             72,566
- ----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Capital stock (Note 4)                                                                 4,619,856            492,435
Accumulated deficit, during development stage                                           (616,660)          (145,740)
- ----------------------------------------------------------------------------------------------------------------------
                                                                                       4,003,196            346,695
- ----------------------------------------------------------------------------------------------------------------------
                                                                                    $  4,312,130        $   419,261
- ----------------------------------------------------------------------------------------------------------------------



CONTINUANCE OF OPERATIONS (Note 2)

APPROVED BY THE BOARD OF DIRECTORS

_____________________________ Director

_____________________________ Director

IQ POWER TECHNOLOGY INC.
(a development stage company)
Statements of Loss and Deficit
For the years ended December 31
(Expressed in U.S. Dollars)



- --------------------------------------------------------------------------------------------------------------------

                                                      Cumulative
                                                     from date of
                                                     inception to
                                                     December 31
                                                          1998            1998          1997            1996
                                                    --------------- ------------------------------- ----------------

Expenses
   Automobile                                        $     1,572     $    1,572      $        -       $       -
   Advertising and promotion                               7,173          7,173               -               -
   Loss on foreign exchange                               33,256            862          32,394               -
   Management fees                                        94,488         51,290          43,198               -
   Office                                                 36,718         36,507             211               -
   Professional fees                                     233,346        207,080          21,640           4,626
   Travel                                                110,229         72,436          37,793               -
   Technical reports                                       5,878                                          5,878
   Wages                                                  94,000         94,000               -               -
- --------------------------------------------------------------------------------------------------------------------
                                                         616,660        470,920         135,236          10,504
- --------------------------------------------------------------------------------------------------------------------
Net loss                                                (616,660)      (470,920)       (135,236)        (10,504)

Accumulated deficit during development stage,
   beginning of period                                         -       (145,740)        (10,504)              -
- --------------------------------------------------------------------------------------------------------------------
Accumulated deficit during development stage, end
   of period                                         $  (616,660)    $ (616,660)     $ (145,740)      $ (10,504)
- --------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                     $         -     $    (0.09)     $    (0.14)            N/A
- --------------------------------------------------------------------------------------------------------------------
Weighted average number of shares
   outstanding                                                 -      5,465,690         950,294             N/A
- --------------------------------------------------------------------------------------------------------------------


IQ POWER TECHNOLOGY INC.
(a development stage company)
Statements of Cash Flow
For the years ended December 31
(Expressed in U.S. Dollars)



                                               Cumulative from
                                                   date of
                                                 inception to
                                                 December 31
                                                     1998              1998              1997              1996
                                               ----------------- ----------------- ----------------- -----------------
OPERATING ACTIVITIES
   Net loss                                     $   (616,660)     $   (470,920)      $   (135,236)      $   (10,504)
   Items not affecting cash
     (Increase) in accounts receivable               (10,962)           (7,902)            (3,060)                -
     (Decrease) increase in prepaid and                    -             4,600             (4,600)                -
       deposits
     Increase in accounts payable                    187,051           130,210             56,841                 -
     Increase in loans payable                        98,626            98,626                  -                 -
     (Decrease) increase in accrued
       liabilities                                    23,257             7,532             15,725                 -
- ----------------------------------------------------------------------------------------------------------------------
                                                    (318,688)         (237,854)           (70,330)          (10,504)
- ----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITY
   Increase in advances to iQ Germany               (862,964)         (494,888)          (220,099)         (147,977)
- ----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Increase in share subscriptions                   152,603                 -                  -           152,603
   (Decrease) increase in due to
     shareholder                                           -                 -             (5,877)            5,877
   Issuance of common shares                       1,267,253           927,421            339,831                 1
- ----------------------------------------------------------------------------------------------------------------------
                                                   1,419,856           927,421            333,954           158,481
- ----------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                       238,204           194,679             43,525                 -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                     -            43,525                  -                 -
- ----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                $    238,204      $    238,204       $     43,525      $          -
- ----------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1998, the Company issued 12,800,000 common shares at a deemed value of $3,200,000 to acquire 100% of the issued and outstanding shares of IQ Germany.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
- --------------------------------------------------------------------------------


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


2.   CONTINUANCE OF OPERATIONS

     These financial statements have been prepared on a going concern basis. The company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to raise a maximum of $4,690,000 to a minimum of $2,440,000, net of commissions and costs of issue, through the issuance of 5,500,000 or 3,000,000 shares of common stock pursuant to a Registration Statement and prospectus on Form SB-1. The Company intends to use the proceeds to fund research and development of iQ Germany, expansion of the Company's marketing and sales activities and general working capital.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles in Canada, which for these financial statements conform with those in the United States except as outlined in
     Note 9.

     (a)  Foreign currency translation

          The Company is a Canadian corporation but considers the United States dollar to be the appropriate functional currency for the Company's operations and these financial statements. Accordingly, for the purposes of preparing these financial statements, transactions in Canadian dollars and German deutsche marks have been measured into United States dollars so that monetary assets and liabilities are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Exchange gains and losses related to current monetary items are included in income. Exchange gains and losses related to non-current monetary items are deferred and amortized over the remaining lives of the monetary items.

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

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
- --------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Investments

          Investments in iQ Battery Research & Development GmbH are carried at cost, less any impairment which is determined to be other than temporary. On a quarterly basis, the Company reviews its investment for any impairment. In the period since the investment was acquired there has been no indication of a permanent impairment.

     (d)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks, deposits in trust, and highly liquid investments with an original maturity of three months or less.


4.   SHARE CAPITAL

     Authorized: an unlimited number of common shares


                                              ----------------------------------------------------------------------
                                                             1998                               1997
                                              ----------------------------------------------------------------------
                                                 Number of           Amount          Number of          Amount
                                               Common shares                       Common shares
                                              ----------------- ----------------- ----------------------------------
Balance, beginning of period                      1,969,741      $    492,435                 1     $          1
Private placement,  issued for cash               3,709,683           927,421         1,969,740          492,434
Shares contingently issued                       12,800,000         3,200,000                --               --
- --------------------------------------------------------------------------------------------------------------------
                                                 18,479,424      $  4,619,856         1,969,741     $    492,435
- --------------------------------------------------------------------------------------------------------------------


     During the year ended December 31, 1998, the Company issued 3,709,683 shares for cash (December 31, 1997 - 1,969,740) pursuant to private placements of $0.25 per share.

     During the year ended December 31, 1998, the Company issued shares pursuant to a share exchange agreement dated August 25, 1998 with iQ Germany whereby the shareholders of iQ Germany sold and transferred their iQ Germany shares to the Company for, in the aggregate, 10,000,000 common shares of the Company for deemed proceeds of $2,500,000. The shareholders of iQ Germany have the option to cancel the share exchange agreement if after the four month anniversary of the initial filing by IQ Canada of a registration statement on Form SB-1 with the United States Securities and Exchange Commission (a) IQ Canada has failed to complete an equity offering with gross proceeds of at least $3,000,000 and (b) the shareholders of iQ Germany have repaid to IQ Canada the full amount of all funds advanced to iQ Germany. The option shall terminate and shall not be exercisable as of such date that IQ Canada shall complete an equity financing with gross proceeds of not less than $3,000,000;

     The Company also entered into share exchange agreements in September 1998 under which 2,800,000 common shares of the Company were issued to the holders of Atypical Shares of iQ Germany. Atypical Shares means certain shares of iQ Germany which are not part of the ordinary capital of IQ Germany and were issued pursuant to agreements between iQ Germany and the holders of those shares under German tax incentives. The Company's common shares and the Atypical shares will be held in escrow until completion of the offering. The share exchange will not be completed if the option referred to above is exercised.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
- --------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     The business combination at the expiration of the put option will be accounted for as a reverse takeover as iQ Germany is determined to be the acquirer. Due to the put rights and the reverse takeover accounting the investment has been recorded at the deemed proceeds of $3,200,000.

     Also during December 1998, 2,875,000 stock options were granted to employees at an exercise price of $1.00 with an expiry date of December 1, 2008. All shares vested on the date of grant.


5.   FINANCIAL INSTRUMENTS

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

     The fair value of the advances to iQ Germany is $799,041, based on a discount factor of 8% and an anticipated term of 1 year.


6.   RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in the financial statements include:

     (a) management fees of $51,290 (1997 - $43,198) paid to a company with a common director;

     (b) a lawyer was appointed secretary of the Company effective December 1, 1998. The law firm of which this officer is a partner provided legal services to the Company for fees of $34,411 during 1998 (1997 - $16,445);

     (c) at December 31, 1998, accounts payable and accrued liabilities include $35,363 due to a company with a common director; and

     (d) issuance of 236,213 common shares at a price of $0.25 per share for proceeds of $59,053 to a company with a common director.


7.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
- --------------------------------------------------------------------------------


8.   COMMITMENTS

     The Company has entered into the following contractual arrangements:

     (a) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

     (b) employment agreements with two directors of the Company to occupy the positions of President and Chief Executive Officer and Vice President, Research and Development and Technical Advisor. Under the terms of these agreements the Company is obligated to pay these employees $8,500 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

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

     (b)  Recent accounting pronouncements

          (i) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements did not impact the Company's consolidated financial position, results of operations or cash flows.

          (ii) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently assessing the impact of SFAS No. 133 on the Company's financial statements and has not yet determined what if any changes will be necessary.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
- --------------------------------------------------------------------------------


10.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1998, the Company has filed a registration statement in accordance with Form SB-1, Amendment No. 3, for the purpose of registering the issuance of a maximum of 5,500,000 shares under the Securities Act of 1933 at an anticipated price of $1 per share.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors

We have audited the accompanying balance sheets of iQ BATTERY Research & Development GmbH as of December 31, 1998 and 1997, and the related statements of operations and of cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Germany and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iQ BATTERY Research & Development GmbH as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses, negative operating cash flows and shareholders' capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Munich, February 26, 1999

Deloitte & Touche GmbH
Wirtschaftsprufungsgesellschaft

/s/ Deloitte & Touche GmbH
iQ BATTERY Research & Development GmbH
Balance Sheets as of December 31
(DM in Thousands)


                                                                                1998                 1997
                                                                                  DM                   DM
                                                                 --------------------   ------------------
Assets

Current assets
   Cash                                                                           21                   31
   Receivable from shareholders                                                   82                   36
   Other receivables, primarily refundable value added                           199                  241
     taxes
   Prepaid expenses                                                                2                    3
                                                                 --------------------   ------------------
     Total current assets                                                        304                  311

Non-current assets
   Equipment-net                                                                 113                   75

Total assets                                                                     417                  386
                                                                 ====================   ==================
Liabilities and Shareholders' Deficit

Current liabilities
   Short-term bank debt                                                          208                   88
   Trade accounts payable                                                        896                  387
   Due to original shareholders                                                  130                   66
   Accrued payroll                                                               202                  138
   Due to parent company                                                         563                    0
   Advances                                                                      913                  663
   Other accrued liabilities                                                      84                  158
                                                                 --------------------   ------------------
     Total current liabilities                                                 2.996                1.500

Long-term bank debt                                                                6                    8
Non-current liabilities due to original shareholders                              95                  155
                                                                 --------------------   ------------------
     Total liabilities                                                         3.097                1.663
                                                                 --------------------   ------------------
Commitments and Contingencies

Temporary atypical equity                                                          0                    0
                                                                 --------------------   ------------------
Shareholders' deficit
Registered capital                                                               100                  100

Accumulated deficit
   Attributable to voting shareholders                                        (2.780)              (1.377)
                                                                 --------------------   ------------------
     Total shareholders' deficit                                              (2.680)              (1.277)

Total liabilities, temporary equity, and shareholders'
   deficit                                                                       417                  386
                                                                 ====================   ==================


See Notes to Financial Statements
iQ BATTERY Research & Development GmbH
Statement of Operations for the years ended December 31
(DM in Thousands)



                                                                              1998               1997               1996
                                                                               DM                 DM                 DM
                                                                   ------------------ ------------------ ------------------
Revenues
Sales                                                                             0                 45                  0
Grants received                                                                   0                  0                  0
                                                                   ------------------ -------------------------------------
                                                                                  0                 45                  0
                                                                   ------------------ -------------------------------------
Operating Expenses
   Research and development expenses                                         (1.538)              (842)              (655)
   General administrative and other expenses                                   (196)              (162)              (127)
                                                                   ------------------ ------------------ ------------------
Operating loss                                                               (1.734)              (959)              (782)
Interest income                                                                  11                  1                  3
Interest and other finance expense                                              (80)               (76)               (12)
                                                                   ------------------ ------------------ ------------------
Loss before taxes                                                            (1.803)            (1.034)              (791)
Income taxes                                                                      0                  0                  0
                                                                   ------------------ -------------------------------------
Net loss                                                                     (1.803)            (1.034)              (791)

Accumulated deficit
   Beginning of year                                                         (1.377)              (883)              (313)
                                                                   ------------------ ------------------ ------------------
   Adjustment to state temporary atypical equity
     at redemption amount                                                       400                540                221
                                                                   ------------------ ------------------ ------------------
   End of year                                                               (2.780)            (1.377)              (883)
                                                                   ================== =====================================



See Notes to Financial Statements
iQ BATTERY Research & Development GmbH
Statements of Cash Flows for the years ended December 31
(DM in Thousands)



                                                                                1998              1997             1996
                                                                                 DM                DM               DM
                                                                         --------------   ---------------  ---------------
Operating activities:
Net loss                                                                       (1.803)           (1.034)            (791)
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                   36                21               10
   Loss on disposal of equipment                                                    0                 0               10

Changes in assets and liabilities:
   Other receivables and prepaid expenses                                          (3)              (81)             (54)
   Accounts payable and other current liabilities                                 499               182              266
                                                                         --------------   ---------------  ---------------
Net cash used in operating activities                                          (1.271)             (912)            (559)
                                                                         --------------   ---------------  ---------------
Investing Activities:
Proceeds from sales of equipment                                                    0                 0                3
Additions to property, plant and equipment                                        (74)              (80)             (13)
                                                                         --------------   ---------------  ---------------
Net cash used in investing activities                                             (74)              (80)             (10)
                                                                         --------------   ---------------  ---------------
Financing Activities:
Temporary atypical capital increases                                              400               540              221
Increase in short-term debt                                                       120                 6               28
Increase (decrease) in debt due to shareholders                                    64                (4)             107
Received from affiliated company                                                  563                 0                0
Advances received from external parties                                           250               440              223
Increase (decrease) in other long-term debt                                       (62)               10                0
                                                                         --------------   --------------------------------
Net cash provided in financing activities                                       1.335               992              579
                                                                         --------------   ---------------  ---------------
Increase (decrease) in cash                                                       (10)                0               10
Cash, beginning of period                                                          31                31               21
                                                                         ==============   ===============  ===============
Cash, end of period                                                                21                31               31
                                                                         ==============   ===============  ===============


See Notes to Financial Statements

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)


1    Description of Business

     iQ BATTERY Research & Development GmbH ("iQ BATTERY"), established in 1991, is developing a chargeable battery which allows an improved current output at low outside temperatures. The process engineering for this chargeable battery and the know-how is based on a patent acquired from the founding shareholders of iQ BATTERY Research and Development GmbH.

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

2    Summary of Significant Accounting Policies

     a)   Basis of accounting

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1998, 1997 and 1996, the Company incurred net losses of DM 1.803 and DM 1.034 and DM 791 and had negative operating cash flows of DM 1,.271, DM 912 and DM 559 respectively. The shareholders capital deficit as of December 31, 1998 and 1997 was DM
     2.680 and DM 1.277 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing.

     Management is continuing its efforts to obtain additional financing as follows:

     -    Offering activities

          On April 29, 1998, iQ BATTERY and its then prospective shareholding company iQ Power Technology Inc. entered into an agreement with a lead agent in Vancouver/Canada to attempt to raise seed financing of at least US-$ 500,000 and, in subsequence, an offering of US-$ 3,000,000. Of these proceeds, US-$ 500,000 will be placed in trust and advanced to iQ BATTERY periodically pursuant to a mutually agreed upon budget and achievement of certain milestones, among them a share exchange of iQ Power Technology Inc. common shares to the then existing shareholders of iQ BATTERY.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)



2    Summary of Significant Accounting Policies (Continued)

          The Share Exchange Agreement among IQ Power Technology Inc., iQ BATTERY Research and Development GmbH and the shareholders of iQ BATTERY Research and Development GmbH has been entered into effective August 25,1998. Of the seed financing of US$ 500.000, a portion of US$
          350.000 has been advanced to iQ BATTERY during 1998 and has been included in current liabilities.

     -    Additional financing activities

          In July 1997, iQ Battery filed an application with Sachsische Aufbaubank GmbH in Dresden aiming at an investment grant of DM 1.7 million.

          Management believes that iQ BATTERY will obtain sufficient funds from the offering and special financing activities during the next twelve months to continue its operations.

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

     c)   Equipment

     Equipment is stated at cost. Depreciation is recorded using the straight-line method based upon the useful lives of the assets, generally estimated at 3-5 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     d)   Long-term liabilities to shareholders

     Liabilities due to shareholders including interest only in case the Company has generated sufficient net assets or liquidation proceeds are shown under non-current liabilities.

     e)   Research and Development

     Research and development costs are expensed as incurred. DM 400 for the transfer of intangible assets (patent and registered design) by founding shareholders of the Company and the related liability are not reflected in the accompanying financial statements (see also note 12).

     f)   Earnings per share

     Earnings per share are not presented because the Company is privately held.

     g)   Income taxes

     Income taxes are provided for in accordance with the asset and liability method. Deferred tax assets, net of valuation allowances, and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)


2    Summary of Significant Accounting Policies (Continued)

     h)   Supplemental cash flow information

     Cash paid for interest and income taxes for the years ended December 31 was as follows:


      -------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                                1998                 1997                 1996
      -------------------------------------------------------------------------------------------------------------
      Interest                                                   27                   56                   7
      Income taxes                                                0                    0                   0
      -------------------------------------------------------------------------------------------------------------


3    Equipment

     Equipment at December 31 was as follows:


      -----------------------------------------------------------------------------------------------------
                                                                                  December 31,
                                                                          1998                   1997
      -----------------------------------------------------------------------------------------------------
      Equipment-at cost                                                    187                    112
      Less accumulated depreciation                                         74                     37
                                                                    ==================     ================
      Equipment-net                                                        113                     75
                                                                    ==================     ================
      -----------------------------------------------------------------------------------------------------

     Depreciation  expense was DM 36 for the year ended December 31, 1998 (1997:
     DM 21; 1996: DM 10).

4    Atypical shareholders

     Up to December 31, 1998, the company has received a total of DM 1.842 of capital from atypical shareholders. The atypical shareholders have certain information rights, but no voting powers; they share in the losses which are debited to the atypical shareholders accounts and in the profits of the company as stipulated in the individual atypical shareholders' agreements.

     In connection with the Share Exchange Agreement among IQ Power Technology Inc., iQ BATTERY Research and Development GmbH and the shareholders of the latter company IQ Power Technology Inc. has entered into contracts with the atypical shareholders according to which the atypical shareholders agree to convey, assign and transfer to IQ Power Technology Inc. all their rights resulting from the atypical shareholders' agreements in consideration for the issuance of common shares of IQ Power Technology Inc.

     IQ Power Technology Inc. intends to waive irrevocably effective December 31,1998 all rights resulting from the atypical shareholders' agreements.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)



4    Atypical shareholders (Continued)

     The following table presents the movements on temporary atypical equity (amount in DM)


      -------------------------------------------------------------------------------------------------------
                                                                                  December 31,
                                                                          1998                   1997
      -------------------------------------------------------------------------------------------------------
      Opening balance                                                       --                     --
      Capital contributions                                                400                    540
                                                                    ------------------     ------------------
      Adjustments to state equity at redemption amount                    (400)                  (540)
                                                                    ------------------     ------------------
      Redemption amount                                                     --                     --
                                                                    ==================     ==================
      -------------------------------------------------------------------------------------------------------


5    Shareholders' Deficit

     The registered capital of the Company is DM 100, which has been fully paid in by the Company's founding shareholders.

     By Share Exchange  Agreement  dated August 25,1998 the  shareholders  of iQ
     BATTERY Research and Development GmbH have sold and transferred their shares to IQ Power Technology Inc. for shares of IQ Power Technology Inc. thus making the latter company the shareholder of iQ BATTERY Research and Development GmbH.

     The following table presents the changes in shareholders' deficit for the period from January 1, 1997 to December 31, 1998 (amounts in DM):


      -------------------------------------------------------------------------------------------------------------
                                                             Registered          Accumulated
                                                              Capital              Deficit               Total
      -------------------------------------------------------------------------------------------------------------
      January 1, 1997                                           100                   (883)                (783)
      Adjustments to redemption value of atypical
         equity                                                                        540                  540
      Net loss 1997                                                                 (1.034)              (1.034)
                                                          -----------------    -----------------    ---------------
      December 31, 1997                                         100                 (1.377)              (1.277)

      Adjustments to redemption value of atypical
         equity                                                                        400                  400
      Net loss 1998                                                                 (1.803)              (1.803)
                                                          -----------------    -----------------    ---------------
      December 31, 1998                                         100                 (2.780)              (2.680)
      -------------------------------------------------------------------------------------------------------------

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)


6    Short-term Bank Debt

     Short-term bank debt is summarized as follows (amounts in DM):


      ------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                               1998                1997
      ------------------------------------------------------------------------------------------------------
      Commerzbank AG, Ottobrunn                                                190                  65
      Dresdner Bank AG, Dresden                                                 16                  21
      Current portion of Behncke Bank GmbH, Hamburg                              2                   2
                                                                         =================    ==============
      Total short-term bank debt                                               208                  88
                                                                         =================    ==============
      ------------------------------------------------------------------------------------------------------


     The Commerzbank debt is personally guaranteed by four original shareholders up to a maximum total of DM 320; any cash and deposits maintained with Commerzbank have been pledged. The Dresdner Bank debt is personally guaranteed by an original shareholder up to a maximum total of DM 50. Interest expense for the short-term bank debt amounts to DM 27 for the year ended December 31, 1998 (1997: DM 22; 1996: DM 5)). The weighted average interest rates were 10%.

7    Long-term bank debt

     Long-term bank debt is determined as follows (amounts in DM):


      ------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                               1998                1997
      ------------------------------------------------------------------------------------------------------
      Behncke Bank GmbH, Hamburg                                                8                   10
      Less current portion                                                      2                    2
                                                                         =================    ==============
      Long-term debt, excluding current portion                                 6                    9
                                                                         =================    ==============
      ------------------------------------------------------------------------------------------------------


     The Behncke Bank debt is a financing loan for the telephone equipment in the Munich office. The loan was contracted in 1997 and the term is over five years.

     Payments to be made for the years ending December 31 (amounts in DM):


      2000                                                2
      2001                                                2
      2002                                                2

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)


8    Non-current Liabilities

     Non-current liabilities due to original shareholders are summarized as follows (amounts in DM):


      ---------------------------------------------------------------------------------------------------
                                                                            December 31,
                                                                  1998                       1997
      ---------------------------------------------------------------------------------------------------
      Due to  original shareholders                                95                         155


     Interest, which has to be paid only in case the company has generated sufficient net assets or liquidation proceeds, has been accrued for 1998 (DM 57) and 1997 (31) on debt to founding shareholders. For 1996 and prior years the founding shareholders have ultimately waived their interest claims on long-term debt.

     Payments are expected for the years ending December 31 (amounts in DM):


                1999                                   95


9    Leases

     The Company has operating leases for certain equipment and facilities. Rental expense was DM 99 for the year ended December 31, 1998 (1997: DM 29; 1996: DM 12). As of December 31, 1998 obligations to make future minimum lease payments were as follows:

     Payments to be made in the years ending December 31 (DM):


           1999                                              43
           2000                                              30
           2001                                               4
           2002                                               3
           Thereafter                                         0



10   Income Taxes

     The  provision  for  income  taxes  differed  from  the  standard   federal
     corporation income tax rate of 45 % because no benefit was realized for the operating losses incurred up to 1998.

     As of December 31, 1998 and 1997, the Company had total deferred tax assets relating to loss carryforwards of DM 1.731 and DM 736, respectively, which were reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company's operating history.

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately DM 2.717 for corporation income taxes and DM 4.579 for municipal trade taxes. Such loss carryforwards have no set expiry dates.

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)


11   Fair Value of Financial Instruments

     Management has determined that the carrying values of cash, accounts receivable, accounts payable and short-term bank debt approximate fair value at December 31, 1998 and 1997 because of immediate or short-term maturities. The carrying amount reported for non-current liabilities due to shareholders approximates fair value because the interest rate of 5,5% provided for the accrued interest in 1998 and 1997 approximates the market rate.

12   Related Party Transactions

     The Company paid management fees of DM 98 for the year ended December 31, 1998 (1997: DM 132; 1996: DM 132) to the company's two founding shareholders based on contracts dated October 11, 1991, March 28, 1992 and August 28, 1994.

     iQ BATTERY acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and managing directors of iQ BATTERY. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ".

     The purchase price consists of a one time payment of DM 400 and is not payable as long as the Company is in a deficit position. The transaction has not been reflected in the accompanying financial statements.

13   Share Exchange Agreement

     On August 25,1998 IQ Power Technology Inc. ("iQ Canada ") acquired all the issued and outstanding stock of iQ BATTERY Research & Development GmbH ("iQ Battery") in exchange for 10,000,000 common shares of iQ Canada. Pursuant to the terms of the Share Exchange Agreement, the former shareholders of iQ Battery, as a group, have a limited right to repurchase all of the iQ Canada common shares received by such shareholders (the "Put Option"). The Put Option is exercisable at and after the four month anniversary of the initial filing of a prospectus with the Securities and Exchange Commission if (i) iQ Canada has failed to complete an equity offering with gross proceeds of at least US$3 Million and (ii) such shareholders have repaid to iQ Canada the full amount of all funds iQ Canada has advanced or invested in iQ Battery. As a result of the business combination, the shareholders of iQ Battery will acquire control of the combined entity. Due to this acquisition of control, iQ Battery is identified as the acquiror (reverse acquisition) and the business combination will be accounted for under the purchase method.

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

14   Commitments and Contingencies

     The Company is not currently involved in any legal proceedings in the ordinary course of business.

15   Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The

IQ BATTERY Research & Development GmbH
Notes to the Financial Statements
(Balance Sheets as of December 31, 1998 and 1997 and the Related Statements of Operations and Cash Flows for Each of the Years in the Three Year Period ended December 31, 1998)
(DM in Thousands)


15   Accounting for Derivative Instruments and Hedging Activities (Continued)

     Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

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

The December 31, 1998 pro forma balance sheet has been prepared as if the transactions described in Notes 1 and 2 had occurred on December 31, 1998, and represents the consolidation of the December 31, 1998 balance sheet of IQ Germany with the December 31, 1998 balance sheet of the Company.

The pro forma statements of net loss for the years ended December 31, 1998 and 1997 have been prepared as if the transactions described in Notes 1 and 2 had occurred at the commencement of the relevant period. They represent the consolidation of the IQ Germany statements of loss for the years ended December 31, 1998 and 1997 with the statement of loss of the Company for the years December 31, 1998 and 1997.

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

IQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Pro Forma Consolidated Balance Sheet
As at December 31, 1998
(Expressed in Thousands of United States Dollars)

- --------------------------------------------------------------------------------


                                                                              Proforma
                                                                                after
                                                                              business      Minimum      Proforma
                                       IQCanada      IQGermany   Acquisition  combination   Offering    Consolidated
                                      ------------  ------------ ------------ ------------ ------------ -------------
                                                                   (Note1)                   (Note2)
ASSETS

CURRENT
   Cash                               $      238    $       13   $        -   $      251   $    3,000   $    2,691
                                                                                                 (560)
   Accounts receivable                        11             -            -           11            -           11
   Receivable from shareholders                -            50            -           50            -           50
   Other                                       -           122            -          122            -          122
   Advances to IQ Germany                    863             -         (863)           -            -            -
- --------------------------------------------------------------------------------------------------------------------
                                           1,112           185         (863)         434        2,440        2,874
INVESTMENT                                 3,200             -       (3,200)           -            -            -
EQUIPMENT, net                                 -            68            -           68            -           68
- --------------------------------------------------------------------------------------------------------------------
                                      $    4,312    $      253   $   (4,063)  $      502   $    2,440   $    2,942
- --------------------------------------------------------------------------------------------------------------------
LIABILITIES

CURRENT
   Accounts payable                   $      187    $      542   $        -   $      729   $        -   $      729
   Accrued liabilities                        23           173            -          196            -          196
   Share subscriptions                         -             -            -            -            -            -
   Current portion of bank debt                -           126            -          126                       126
   Due to shareholders                         -            79            -           79                        79
   Loans from iQ Germany                      99             -            -           99                        99
   Advances from IQ Canada                     -           894         (894)           -                         -
- --------------------------------------------------------------------------------------------------------------------
                                             309         1,814         (894)       1,229            -        1,229
BANK DEBT                                      -             4            -            4            -            4
NON-CURRENT
LIABILITIES DUE TO SHAREHOLDERS                -            58            -           58            -           58
- --------------------------------------------------------------------------------------------------------------------
                                             309         1,876         (894)       1,291            -        1,291
- --------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Capital stock                              4,620            62       (3,817)         865        3,000        3,865
Cumulative foreign exchange                    -            (2)          31           29            -           29
   adjustment
Deficit                                     (617)       (1,683)         617       (1,683)        (560)      (2,243)
- --------------------------------------------------------------------------------------------------------------------
                                           4,003        (1,623)      (3,169)        (789)       2,440        1,651
- --------------------------------------------------------------------------------------------------------------------
                                      $    4,312    $      253   $   (4,063)  $      502   $    2,440   $    2,942
- --------------------------------------------------------------------------------------------------------------------


IQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Pro Forma Statement of Loss
December 31, 1998
(Expressed in United States Dollars)

- --------------------------------------------------------------------------------


                                                                         Business Combination
                                                                            of iQ Germany
                                                                    ------------------------------
                                                                     December 31                      Proforma
                                                      IQCanada          1998         Adjustment     Consolidated
                                                    --------------  --------------  --------------  --------------
                                                                      (Note 1)
OPERATING EXPENSES

Research and development expenses                    $         -     $       931                     $       931

General administrative and other expenses                    471             119                             590
- ------------------------------------------------------------------------------------------------------------------
                                                            (471)         (1,050)                         (1,521)

INTEREST INCOME                                                -               7                               7

INTEREST AND OTHER
   FINANCE EXPENSE                                             -             (48)                            (48)
- ------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                              $      (471)    $    (1,091)                         (1,562)
- ------------------------------------------------------------------------------------------------------------------
Loss per share                                       $     (0.09)
- ------------------------------------------------------------------------------------------------------------------
Weighted average
common shares
outstanding                                            5,465,690                                      15,086,461
- ------------------------------------------------------------------------------------------------------------------


IQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Pro Forma Statement of Loss
December 31, 1997
(Expressed in United States Dollars)

- --------------------------------------------------------------------------------


                                                                         Acquisition of IQ Germany
                                                                      ---------------------------------
                                                                        December 31      Adjustments       Proforma
                                                        IQ Canada          1997          Acquisition     Consolidated
                                                     ---------------- ---------------- ---------------- ----------------
                                                                          (Note2)
REVENUE                                                $        -       $       26                        $       26
- ------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Research and development expenses                            -              486                               486
   General administrative                                     135               94                               229
- ------------------------------------------------------------------------------------------------------------------------
                                                             (135)            (580)                             (715)
INTEREST AND OTHER
FINANCE EXPENSE                                                 -              (44)                              (44)
- ------------------------------------------------------------------------------------------------------------------------
                                                             (135)            (624)                             (759)
- ------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                $     (135)      $     (598)                       $     (733)
- ------------------------------------------------------------------------------------------------------------------------
Loss per share                                         $    (0.14)                                        $    (0.05)
- ------------------------------------------------------------------------------------------------------------------------
Weighted average
common shares
outstanding                                               950,294                                         13,750,294
- ------------------------------------------------------------------------------------------------------------------------


Notes to the Unaudited Pro Forma Consolidated
Financial Information

- --------------------------------------------------------------------------------


1.   BUSINESS COMBINATION

During the year ended December 31, 1998, the Company issued 12,800,000 common shares at a deemed value of $3,200,000 to acquire 100% of the issued and outstanding shares of iQ Germany.

The acquisition has been accounted for using the purchase method. The acquiror in the business combination has been identified as IQ Germany, as it is the shareholders of IQ Germany who, as a group, has the ability to control the combined enterprise. The shares of the Company's common stock that were issued have been recorded at a fair value of $803,000 based on the fair market value of the Company's net assets acquired.

Intercompany advances have been eliminated.

The effect of the business combination on the unaudited pro forma consolidated balance sheet at December 31, 1998 is summarized below:


Purchase price
   Common stock held by IQ Power Technology Inc. shareholders                          $    803
- -------------------------------------------------------------------------------------------------
Allocation of purchase price
   Current assets                                                                      $  1,112
   Current liabilities                                                                      309
- -------------------------------------------------------------------------------------------------
                                                                                       $    803
- -------------------------------------------------------------------------------------------------
Elimination of IQ Power Technology Inc.
   Capital stock                                                                       $  3,817
   Deficit                                                                                 (617)
   Investment in IQ Germany                                                              (3,200)
   Advances to IQ Germany                                                                  (863)
   Advances to IQ Canada                                                                    894
   Cumulative foreign exchange adjustment                                                   (31)


The effect of the business combination on the unaudited pro forma consolidated statement of loss is summarized below:

Historical results of iQ Germany are summarized as follows:

                                                                      Year ended
                                                                     December 31
                                                                            1998
                                                                 ---------------

Revenue                                                           $         -
Operating expenses                                                     (1,050)
Interest income                                                             7
Interest expense                                                          (48)
- --------------------------------------------------------------------------------

                                                                  $    (1,091)
- --------------------------------------------------------------------------------

Notes to the Unaudited Pro Forma Consolidated
Financial Information

- --------------------------------------------------------------------------------


2.   MINIMUM OFFERING OF SHARES OF COMMON STOCK

The pro forma balance sheet reflects the public offering of 3,000,000 shares of common stock for net proceeds, estimated at a minimum of $2,440,000. The offering agreement entered into with IPO Capital Corp. contemplates the issuance of a minimum of 3,000,000 common shares and a maximum of 5,500,000 shares. The pro forma balance sheet reflects completion of the minimum offering (see Note 5 for the effect of completing the maximum offering).

The pro forma financial statements reflect the following adjustments related to the public offering and related transactions:

Balance Sheet
   Cash
   Gross proceeds from offering                                                   $   3,000
   10% Agents' financing fee                                                           (300)
   Expenses of offering                                                                (260)
- -----------------------------------------------------------------------------------------------
Increase in cash                                                                  $   2,440
- -----------------------------------------------------------------------------------------------
Increase in stockholders' equity
   Share capital                                                                  $   3,000
   Deficit                                                                             (560)
- -----------------------------------------------------------------------------------------------
Increase in stockholders' equity                                                  $   2,440
- -----------------------------------------------------------------------------------------------


3.   CAPITAL STOCK

Capital stock subsequent to the reverse takeover and the pro forma effect of share issuances can be summarized as follows:


                                                                         Number            Amount
                                                                    ----------------   --------------
Share capital of IQ Germany                                                   100       $        62
Effect of reverse takeover                                              9,999,900                 -
Issued to acquire IQ Canada                                             3,279,225               803
- -----------------------------------------------------------------------------------------------------
                                                                       13,279,225               865
Exchange of shares for Atypical shares                                  2,800,000                 -
- -----------------------------------------------------------------------------------------------------
                                                                       16,079,225               865
Minimum public offering                                                 3,000,000             3,000
- -----------------------------------------------------------------------------------------------------
                                                                       19,079,225       $     3,865
- -----------------------------------------------------------------------------------------------------

Notes to the Unaudited Pro Forma Consolidated
Financial Information

- --------------------------------------------------------------------------------


4.   SUPPLEMENTARY INFORMATION

As disclosed in Note 1, the Company has entered into an offering agreement providing for the issuance of a minimum of 3,000,000 common shares or a maximum of 5,500,000 common shares. The following analysis provides the effect on the pro forma balance sheet (prepared based on the minimum offering) of the completion of the maximum offering:


                                                          Proforma         Maximum         Adjusted
                                                     Balance sheet        offering    Balance Sheet
                                                   ---------------- --------------- ----------------
Assets
   Cash                                              $     2,691      $     2,250     $     4,941
   Other current assets                                      183                -             183
   Equipment (net)                                            68                -              68
- ----------------------------------------------------------------------------------------------------
                                                     $     2,942      $     2,250     $     5,192
- ----------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
   Current liabilities                               $     1,229      $         -     $     1,229
   Non-current liabilities                                    62                -              62
   Capital stock                                           3,865            2,500           6,365
   Cumulative foreign exchange adjustment                     29                -              29
   Deficit                                                (2,243)            (250)         (2,493)
- ----------------------------------------------------------------------------------------------------
                                                     $     2,942      $     2,250     $     5,192
- ----------------------------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 1999.



                                        IQ POWER TECHNOLOGY INC.


                                        By: /s/ Peter E. Braun
                                            -----------------------------------
                                            Peter E. Braun, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of iQ Power Technology Inc. in the capacities and on the dates indicated.


Signature                                             Title                                Date
- ---------                                             -----                                ----


/s/ Peter E. Braun                         President, Chief Executive Officer
- ------------------------------------       and Director
Peter E. Braun                             (principal executive officer)               July 30, 1999



/s/ Gerhard K. Trenz                       Vice-President, Finance
- ------------------------------------       (chief accounting officer)                  July 30, 1999
Gerhard K. Trenz


/s/ Dr. Gunther C. Bauer                   Vice-President, Research and
- ------------------------------------       Development and Director                    July 30, 1999
Dr. Gunther C. Bauer


/s/ Russ French
- ------------------------------------       Director                                    July 30, 1999
Russell French


- ------------------------------------       Director                                    July __, 1999
Hans Ambos


/s/ Gregory A. Sasges
- ------------------------------------       Secretary and Director                      July 30, 1999
Gregory A. Sasges
