Form 10QSB
period 1999-06-30
IQ POWER TECHNOLOGY INC
filed 1999-09-21
CIK 1072667

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     The number of outstanding common shares, without par value, of the registrant at June 30, 1999 was 23,979,425.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 1999



                                                                                      Page
Part I -  Financial Information

   ITEM 1.    FINANCIAL STATEMENTS

    iQ Power Technology Inc.

            Consolidated Balance Sheet ................................................1

            Consolidated Statement of Loss and Deficit ................................2

            Consolidated Statement of Cash Flow .......................................3

            Notes to the Consolidated Financial Statements ............................4


   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ....................................11

Part II - Other Information

   ITEM 1.    LEGAL PROCEEDINGS ......................................................14

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................14

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ........................................15

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................15

   ITEM 5.    OTHER INFORMATION ......................................................15

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .......................................15

SIGNATURES ...........................................................................16


PART I -  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS


IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheet
(Expressed in United States Dollars)

--------------------------------------------------------------------------------

                                                                                         June 30         December 31
                                                                                            1999                1998
                                                                               ------------------  ------------------
                                                                                      (Unaudited)
ASSETS

CURRENT
  Cash                                                                               $ 3,777,780           $  11,073
  Receivable from shareholders                                                            52,201              43,237
  Accounts receivable                                                                    105,947             104,930
  Prepaids and deposits                                                                   19,290               1,055
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   3,955,218             160,295

EQUIPMENT, net                                                                           153,968              59,583
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 4,109,186           $ 219,878
---------------------------------------------------------------------------------------------------------------------
LIABILITIES

CURRENT
  Bank indebtedness                                                                  $     4,745           $ 108,621
  Accounts payable                                                                       394,474             472,449
  Accrued liabilities                                                                    211,028             150,804
  Loans from iQ Power                                                                          -             778,276
  Current portion of bank debt                                                                 -               1,055
  Due to shareholders                                                                     39,547              68,547
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                649,794           1,579,752
BANK DEBT - non-current                                                                    2,636               3,164
NON-CURRENT DUE TO SHAREHOLDERS                                                                -              50,092
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        652,430           1,633,008
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Capital stock                                                                          5,547,672              52,728
Additional paid-in capital                                                               315,720                   -
Cumulative foreign exchange adjustment                                                   (74,589)                  -
Accumulated deficit, during development stage                                         (2,332,047)         (1,465,858)
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             3,456,756          (1,413,130)
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $ 4,109,186           $ 219,878
---------------------------------------------------------------------------------------------------------------------

CONTINUING OPERATIONS (Note 2)

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Loss and Deficit
(Expressed in United States Dollars)

                                                          Three months ended                    Six months ended
                                                               June 30                              June 30
                                                   --------------------------------     ---------------------------------
                                                       1999               1998              1999                1998
                                                    (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                                   -------------     --------------     ---------------   ---------------
EXPENSES
  Research and development
     expenses                                    $    253,000         $  186,000        $   461,855        $   346,000
  General and administrative
     expenses                                          58,112             23,000             90,144             61,000
  Interest                                              9,582             13,000             15,581             22,000
  Stock based compensation                            287,943                  -            287,943                  -
  Professional fees                                    15,866                  -             15,866                  -
-------------------------------------------------------------------------------------------------------------------------
                                                      624,503            222,000            871,389            429,000

INTEREST INCOME                                        (5,200)                 -             (5,200)
-------------------------------------------------------------------------------------------------------------------------
NET LOSS                                             (619,303)          (222,000)          (866,189)          (429,000)

Accumulated deficit
  during development
  stage, beginning of period                       (1,712,744)          (749,000)        (1,465,858)          (764,000)
Adjustment to state temporary
  atypical equity at redemption
  amount                                                    -                  -                  -            222,000
-------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT
  DURING DEVELOPMENT
  STAGE, END OF PERIOD                           $ (2,332,047)        $ (971,000)       $(2,332,047)      $   (971,000)
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                 $      (0.04)        $    (0.02)       $     (0.06)      $      (0.03)
-------------------------------------------------------------------------------------------------------------------------
Weighted average number of
  shares outstanding                               14,663,237         12,800,000         13,731,618         12,800,000
-------------------------------------------------------------------------------------------------------------------------

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Cash Flow
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                    Six months          Six months
                                                                                      ended               ended
                                                                                     June 30             June 30
                                                                                       1999                1998
                                                                                 -----------------   -----------------
                                                                                   (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
  Net loss                                                                          $ (866,189)         $ (429,000)
  Items not affecting cash
    Depreciation and amortization                                                       25,616                   -
    Stock based compensation                                                           287,943                   -
  Changes in non-cash working capital
    (Increase) decrease in accounts receivable                                           8,772              14,000
    (Decrease) increase in prepaid and deposits                                              -             (90,000)
    (Decrease) increase in accounts payable                                           (376,692)                  -
    (Decrease) increase in accrued liabilities                                          13,709             106,000
----------------------------------------------------------------------------------------------------------------------
                                                                                      (906,841)           (399,000)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITY
  Additions to property, plant and equipment                                          (120,000)            (29,000)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  (Decrease) increase in short-term debt                                              (104,930)             81,000
  (Decrease) increase in due to shareholder                                            (79,092)            (13,000)
  Advances received from external parties                                                    -             139,000
  (Decrease) increase in other long-term debt                                             (527)             (1,000)
  Cash acquired on business combination                                              4,717,998                   -
  Advances from subsidiary                                                             260,099                   -
  Issuance of atypical shares                                                                -             222,000
----------------------------------------------------------------------------------------------------------------------
                                                                                     4,793,548             428,000
----------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                   3,766,707                   -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                   11,073              17,000
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                     $3,777,780          $   17,000
----------------------------------------------------------------------------------------------------------------------


See Note 6 for non-cash investing and financing activity

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. (iQ Power) was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research Development GmbH (iQ Germany). The business combination has been accounted as reverse acquisition with iQ Germany being identified as the acquiror (see Note 5). The comparative financial statements are those of iQ Germany. Collectively within these financial statements the term Company applied to operations subsequent to the business combination.

     iQ Germany, established in 1991, is developing a chargeable battery which allows an improved current output at low outside temperatures. The process engineering for this chargeable battery and the know-how is based on a patent acquired from the founding shareholders of iQ Germany.

     Patents have been granted for Germany, thirteen other European countries and for the United States of America. International patent applications have been filed in nine additional countries. iQ Germany's legal domicile is Floha, Germany, and it maintains a branch near Munich, where management has its offices. The Company intends to grant licenses for this process to the automotive and related industries in the future.


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 5,500,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company intends to use the proceeds to fund research and development by iQ Germany, expansion of the Company's marketing and sales activities and general working capital. It is unlikely that current funds on hand will allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financings will be on terms beneficial to the existing shareholders.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulations S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-SB for the year ended December 31, 1998.

     (b)  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Foreign currency translation

          The Company's current activities result in transactions denominated in both US and Canadian dollars. Management considered the following in the process to determine the Company's functional currency.

          (i) All equity financing to date has been denominated in US funds. The Company's completed financing as disclosed in
                    Note 11 was also denominated in US funds.

          (ii) In excess of 50% of the Company's operating expenditures are paid or denominated in US funds.

          (iii) 90% of the total assets throughout 1997 and 1998 were denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars to the extent necessary to pay Canadian denominated liabilities.

          Management considers that subsequent to the completion of the business combination with iQ Germany that the majority of transactions of the combined enterprise will be denominated in US dollars and German
          Deutsche Marks. Based on these factors, the Company has determined that the United States dollar is the appropriate functional currency for measurement and reporting purposes.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Foreign currency translation (Continued)

          Assets and liabilities denominated in Deutsche Marks and Canadian dollars are translated at the rate of exchange in effect at the balance sheet date. Transaction gains and losses relating to conversion of period end balances denominated in Canadian dollars and revenue and expenses denominated in Canadian dollars are included with operating results.

     (d)  Equipment

          Equipment is recorded at cost. Depreciation is recorded using the straight-line method based upon the useful lives of the assets, generally estimated at 3-5 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     (e)  Long-term liabilities to original shareholders

          Liabilities due to shareholders including interest only in case the Company has generated sufficient net assets or liquidation proceeds are shown under non-current liabilities.

     (f)  Research and development

          Research and development costs are expensed as incurred unless a project meets the specified criteria for capitalization. Transfer of intangible assets in the amount of DM400,000 (patent and registered design) by founding shareholders of the Company and the related liability are not reflected in the accompanying financial statements.

     (g)  Recent pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact on the Company's financial statements is not expected to be material.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


4.   PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information presents the results of operations of the Company as if the iQ Power acquisition had occurred at January 1, 1999.

                                                                             Six months ended
                                                                                  June 30
                                                                                   1999
                                                                          --------------------
Revenue                                                                     $             -
----------------------------------------------------------------------------------------------
Net loss for the period                                                     $    (1,230,805)
----------------------------------------------------------------------------------------------
Loss per share                                                              $         (0.07)
----------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                    18,479,424
----------------------------------------------------------------------------------------------


5.   BUSINESS COMBINATION

     On June 17, 1999, iQ Power and iQ Germany completed an agreement pursuant to which iQ Power issued 12,800,000 common shares in exchange for all the issued common and atypical shares of iQ Germany.

     During the year ended December 31, 1998, iQ Power issued shares pursuant to a share exchange agreement dated August 25, 1998 with iQ Germany whereby the shareholders of iQ Germany transferred their iQ Germany shares to iQ Power for, in the aggregate, 10,000,000 common shares. The shareholders of iQ Germany had the option to cancel the share exchange agreement if after the four-month anniversary of the initial filing by iQ Power of a registration statement on Form SB-1 with the United States Securities and Exchange Commission (a) iQ Power had failed to complete an equity offering with gross proceeds of at least $3,000,000 and (b) the shareholders of iQ Germany had repaid to iQ Power the full amount of all funds advanced to iQ Germany. The option terminated when iQ Power completed an equity financing with gross proceeds of more than $3,000,000.

     iQ Power also entered into share exchange agreements in September 1998 under which 2,800,000 common shares were issued to the holders of Atypical Shares of iQ Germany. Atypical Shares means certain shares of iQ Germany which are not part of the ordinary capital of iQ Germany and were issued pursuant to agreements between iQ Germany and the holders of those shares under German tax incentives. The iQ Power common shares and the Atypical shares were held in escrow until completion of the offering.

     The business combination has been accounted for as a reverse acquisition whereby the purchase method of accounting has been used with iQ Germany being identified as the accounting parent. These consolidated financial statements include the operations for iQ Power, the accounting subsidiary, from the date of acquisition. The fair value of the net assets of iQ Power at the date of acquisition is as follows:

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


5.   BUSINESS COMBINATION (Continued)


Current assets, including cash of $4,717,998                                         $    4,754,985
Advances to iQ Battery                                                                    1,112,965
-------------------------------------------------------------------------------------------------------
                                                                                          5,867,950
Less: Current liabilities                                                                  (345,230)
-------------------------------------------------------------------------------------------------------
Purchase price                                                                       $    5,522,720
-------------------------------------------------------------------------------------------------------

Purchase price comprised of:
   Issuance of common shares                                                         $    5,494,944
   Assumption of obligation relating to share purchase warrants                              27,776
-------------------------------------------------------------------------------------------------------
                                                                                     $    5,522,720
-------------------------------------------------------------------------------------------------------




6.   SHARE CAPITAL

       Authorized
           An unlimited number of common shares
       Issued and outstanding


                                                                      Number of
                                                                    Common shares          Amount
                                                                 ------------------  ------------------
Balance, January 1, 1998 (iQ Power)                                   1,969,740        $    492,435
Private placement, issued for cash                                    3,709,685             927,421
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                            5,679,425           1,419,856
Shares issued for cash                                                5,500,000           5,500,000
Issue costs                                                                   -            (652,576)
-------------------------------------------------------------------------------------------------------
Balance, June 17, 1999                                               11,179,425           6,267,280
Adjustment for reverse acquisition on June 17, 1999                           -          (6,214,552)
-------------------------------------------------------------------------------------------------------
                                                                     11,179,425              52,728
Issued to effect the reverse acquisition                             12,800,000           5,494,944
-------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                                               23,979,425        $  5,547,672
-------------------------------------------------------------------------------------------------------


     (a)  Agent's Warrants

          As a part of the issuance of 5,500,000 common shares the agent to the offering was granted 550,000 Agent Warrants entitling the agent to purchase 550,000 common shares for $1 per share in the first year of the warrant and for $1.50 per share in the second year of the warrant.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


6.   SHARE CAPITAL (Continued)

     (b)  Service warrants

          The Company had created 500,000 two-year Service Warrants, each warrant entitling the holder to purchase one common share exercisable as follows:

          i) 125,000 warrants vesting on issue, exercisable at a price of $1.75 per share;

           ii) 125,000 warrants vesting October 1, 1999, exercisable at a price of $2.50 per share;

           iii) 125,000 warrants vesting January 1, 2000, exercisable at a price of $3.50 per share; and

           iv) 125,000 warrants vesting January 1, 2000, exercisable at a price of $5.00 per share.

          The Company will issue the Service Warrants on the execution of an Investor Relations Agreement.

     (c)  Stock options

          The Company has granted the following stock options.

          Outstanding of June 30, 1999:

         Number of               Exercise
          options                  price                  Expiry date
      ---------------         --------------        ----------------------

         2,825,000                $1.00                 December 1, 2008
           345,000                $1.00                 June 28, 2009
           150,000                $1.00                 June 28, 2001


          In addition a further 400,000 stock options were issued on July 7, 1999 entitling the holders to purchase 400,000 common shares at an exercise price of $1.50 per share, exercisable to July 7, 2009.

     (d)  Loss per share

          The weighted average number of shares used to calculate loss per share data is based on treating the shares issued on the reverse acquisition as if they had been outstanding from the period to June 30, 1999 and June 30, 1998.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the six months ended June 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


7.   RELATED PARTY TRANSACTIONS

     Related party transactions and balances not disclosed elsewhere in the financial statements include:

     (a) management fees for the six months ended June 30, 1999 of $36,000 paid to a company with a common director;

     (b) accounts payable and accrued liabilities include at June 30, 1999 of $34,892 due to a company with a common director;

     The Company has entered into the following contractual arrangements:

     (a) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

     (b) employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor. Under the terms of these agreements the Company is obligated to pay these employees $8,500 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

     (c) an employment agreement with the Vice-President, Finance and Chief Financial Officer. Under the terms of the agreement, the Company is obligated to pay this employee $7,000 per month for a term of three years commencing September 1, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history and history of losses, the Company's relative concentration of customers, the risks related to the Company's ability to commercialize its technology, risks associated with changes in market demand for the Company's technology, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings.

Overview

     The Company was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry. Since that date, the Company has been engaged primarily in research and product development efforts. Its primary product is a "smart" automotive starter battery which combines several proprietary features designed to optimize automotive starter battery efficiency.

     The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations, and does not anticipate having material revenues from operations until 2000, if at all. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

     The Company believes that its historic spending levels are not indicative of future spending levels because it is entering a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues.

     Prior to June 18, 1999 the financial statements of the Company and iQ Battery Research & Development GmbH ("iQ Germany") were presented as separate and distinct as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on June 18, 1999, when the Company raised in excess of US$ 3,000,000 by equity financing. See "Liquidity and Capital Resources."

     After June 17, 1999, all financial information is reported on a consolidated basis. Any financial information of the Company used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only.


The Company's Results of Operations for the Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998


     No revenues were recorded in either the three month period ended June 30, 1999 or the three month period ended June 30, 1998.

     The Company incurred a net loss of US$619,303 for the three month period ended June 30, 1999, compared to a net loss of US$222,000 for the comparable period of the prior year primarily as result of the cost of its recent public offering, increased management and professional fees and increased employment expenses related to the hiring of additional employees during 1998. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     For the three month period ended June 30, 1999, the Company incurred research and development expenses of US$253,000 compared with US$186,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     The Company incurred general and administrative expenses of US$58,112 for the three month period ended June 30, 1999 compared with US$23,000 for the comparable period of the prior year. The increase in administrative and general corporate expenses was due primarily to increased personnel costs.


The Company's Results of Operations for the Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     No revenues were recorded in either the six month period ended June 30, 1999 or the six month period ended June 30, 1998.

     As of June 30, 1999, the Company had an accumulated deficit of US$2,332,047. The Company incurred a net loss of US$866,189 for the six month period ended June 30, 1999, compared to a net loss of US$429,000 for the comparable period of the prior year primarily as result of the cost of its recent public offering, increased management and professional fees and increased employment expenses related to the hiring of additional employees during 1998. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     For the six month period ended June 30, 1999, the Company incurred research and development expenses of US$461,855 compared with US$346,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     The Company incurred general and administrative expenses of US$90,144 for the six month period ended June 30, 1999 compared with US$61,000 for the comparable period of the prior year. The increase in administrative and general corporate expenses was due primarily to increased personnel costs.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of June 30, 1999, The Company had cash and cash equivalents of US$3,777,780. From inception to June 30, 1999, the Company had raised approximately US$1,420,050 (net of issuance costs) from the sale of such securities, excluding the issuance of 10,000,000 common shares for deemed proceeds of US$2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering in the United States pursuant to which it received net proceeds of US $4,690,000.

     iQ Germany is obligated to pay to Horst Dieter Braun, the Company's Vice President, Research and Development and Peter Braun, our President, DM400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

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

     The Company anticipates that the level of spending will increase significantly in future periods as we undertake research and development activities related to the commercialization of the iQ technology. In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to us.


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

     The Company has contacted each of its strategic partners, consultants, contractors and significant suppliers and have obtained assurances from some of them that their relevant operating software and systems are Year 2000 compliant or would be by December 31, 1999. The Company plans to continue to make inquiries of those suppliers and service providers who have not yet provided it with information regarding their Year 2000 compliance status. The Company anticipates that it will complete its third-party Year 2000 compliance review by November 1999. The Company is monitoring the status of all of its significant service providers' and suppliers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on its operations resulting from compliance failures. The Company has also, in some cases, identified alternative sources of supply or service should its present suppliers or service providers encounter Year 2000 compliance problems.

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


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Sales of Unregistered Securities

               None

          b)   Use of Proceeds from Sales of Registered Securities

     On June 18, 1999, the Company completed an initial public offering of its common shares. The selling agent in the offering was IPO Capital Corp. (the "Agent"). The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-1 (the "Registration Statement") (Reg. No. 333-68649) that was declared effective by the SEC on May 10, 1999. The offering commenced on May 10, 1999 after which time, all 5,500,000 common shares registered under the Registration Statement were sold at a price to the public of $1.00 per common share. The aggregate offering amount registered was $5,500,000. In connection with the offering, the Company paid an aggregate of $105,000 in commissions and fees to the Agent and also issued to the Agent warrants to purchase 550,000 common shares. The Agent may exercise the warrants for US$1.00 per common share during the first year and for US$1.50 per common share during the second year after issuance.

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



                                         IQ POWER TECHNOLOGY INC.


Date: September 21, 1999                 By:  /s/ Peter E. Braun
                                             -----------------------------------
                                             Name:    Peter E. Braun
                                             Title:   President




Date: September 21, 1999                 By:  /s/ Gerhard K. Trenz
                                             -----------------------------------
                                             Name:    Gerhard K. Trenz
                                             Title:   Vice President Finance and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)