Form 10QSB
period 1999-09-30
IQ POWER TECHNOLOGY INC
filed 1999-11-15
CIK 1072667

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

         The number of outstanding common shares, without par value, of the registrant at September 30, 1999 was 24,145,625.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended September 30, 1999


                                                                                            Page
                                                                                            ----
Part I -  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

    iQ Power Technology Inc.

       Consolidated Balance Sheet ............................................................1

       Consolidated Statement of Loss and Deficit ............................................2

       Consolidated Statement of Cash Flow ...................................................3

       Notes to the Consolidated Financial Statements ........................................4


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ..........................................11

Part II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS ............................................................15

    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ....................................15

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ..............................................16

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................16

    ITEM 5.    OTHER INFORMATION ............................................................16

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .............................................16

SIGNATURES


PART I -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheet
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                    September 30         December 31
                                                                                            1999                1998
                                                                               ------------------  ------------------
                                                                                     (Unaudited)
ASSETS

CURRENT
  Cash                                                                              $  2,734,359        $     11,073
  Receivable from shareholders                                                           120,738              43,237
  Accounts receivable                                                                    126,746             104,930
  Prepaids and deposits                                                                   59,305               1,055
                                                                               ------------------  ------------------
Total current assets                                                                   3,041,148             160,295
EQUIPMENT, net                                                                           292,486              59,583
                                                                               ==================  ==================
Total assets                                                                        $  3,333,634        $    219,878
                                                                               ==================  ==================
LIABILITIES

CURRENT
  Bank indebtedness                                                                 $      1,833        $    108,621
  Accounts payable                                                                       149,942             472,449
  Accrued liabilities                                                                    166,097             150,804
  Loans from iQ Power                                                                          -             778,276
  Current portion of bank debt                                                                 -               1,055
  Due to shareholders                                                                          -              68,547
                                                                               ------------------  ------------------
Total current liabilities                                                                317,872           1,579,752
BANK DEBT - non-current                                                                    2,037               3,164
NON-CURRENT DUE TO  SHAREHOLDERS                                                               -              50,092
                                                                               ------------------  ------------------
Total liabilities                                                                        319,909           1,633,008
                                                                               ------------------  ------------------
SHAREHOLDERS' EQUITY

Capital stock                                                                          5,713,872              52,728
Additional paid-in capital                                                               332,220                   -
Cumulative foreign exchange adjustment                                                   (81,844)                  -
Accumulated deficit, during development stage                                         (2,950,523)         (1,465,858)
                                                                               ------------------  ------------------
Total shareholders' equity                                                             3,013,725          (1,413,130)
                                                                               ==================  ==================
Total liabilities and shareholders' equity                                          $  3,333,634        $    219,878
                                                                               ==================  ==================

CONTINUING OPERATIONS (Note 2)

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Loss and Deficit
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                 -----------------------------------------------------------------------
                                                         Three months ended                    Nine months ended
                                                            September 30                         September 30
                                                 -------------------------------------- --------------------------------
                                                       1999             1998                  1999              1998
                                                    (Unaudited)     (Unaudited)            (Unaudited)      (Unaudited)
EXPENSES
  Research and development
    expenses:
      Personnel                                 $     93,148      $    76,559            $   328,234        $    173,481
      Laboratory                                      71,103           46,562                159,996             120,407
      Office                                          52,407           12,278                 69,839              46,895
      Consulting services                             28,408           47,779                 63,562             127,902
      Professional fees                               26,475           80,409                102,011             167,915
                                                --------------    -------------          -------------      -------------
                                                     271,541          263,587                723,642             636,600
  General and administrative
    expenses:
      Personnel                                       18,064            5,613                 55,084               5,614
      Financing                                      120,650              629                128,151               1,689
      Office                                          23,524            2,097                 33,059               6,220
      Consulting services                              8,929                -                 19,667              39,750
      Professional fees                               (4,374)          14,381                 23,881              35,350
      Management fees                                 19,120                -                 19,120                   -
      Investor relations                              55,000                -                 55,000                   -
      Research memberships                            50,000                -                 50,000                   -
      Travel                                          46,526                -                 46,526                   -
      Other                                           17,274                -                 34,365                   -
                                                --------------    -------------          -------------      -------------
                                                     354,713           22,720                464,853              88,623
  Interest                                              (867)          11,880                 14,495              35,719
  Stock based compensation                            16,500                -                304,443                   -
  Professional fees                                        -                -                      -                   -
                                                --------------    -------------          -------------      -------------
                                                     641,887          298,187              1,507,433             760,942

INTEREST INCOME                                      (23,411)          (4,769)               (22,768)             (4,910)

NET LOSS                                            (618,476)        (293,418)            (1,484,665)           (756,032)

Accumulated deficit
  during development
  stage, beginning of period                      (2,332,047)      (1,047,935)            (1,465,858)           (824,961)
Adjustment to state temporary
  Atypical equity at redemption
  amount                                                   -                -                      -             239,640
                                                --------------    -------------          -------------      -------------
ACCUMULATED DEFICIT
  DURING DEVELOPMENT
  STAGE, END OF PERIOD                          $ (2,950,523)     $(1,341,353)           $(2,950,523)       $ (1,341,353)

Basic and diluted loss per share                $      (0.03)     $     (0.02)           $     (0.09)       $      (0.06)
                                                --------------    -------------          -------------      -------------
Weighted average number of
  shares outstanding                              24,007,429       12,800,000             17,168,734          12,800,000
                                                ==============    =============          =============      =============

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Cash Flow
(Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                   Nine months         Nine months
                                                                                      ended               ended
                                                                                   September 30        September 30
                                                                                       1999                1998
                                                                                 ---------------      --------------
                                                                                   (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
  Net loss                                                                       $ (1,468,165)          $ (756,032)
  Items not affecting cash
    Depreciation and amortization                                                      51,470               15,577
    Stock based compensation                                                          287,943                    -
  Changes in non-cash working capital
    Increase in accounts receivable                                                   (12,027)              (9,586)
    Increase in prepaid and deposits                                                  (40,015)                   -
    Decrease in accounts payable                                                     (621,224)                   -
    (Decrease) increase in accrued liabilities                                        (31,222)             229,456
                                                                                 ---------------      --------------
                                                                                   (1,833,240)            (520,585)
                                                                                 ---------------      --------------
INVESTING ACTIVITY
  Additions to property, plant and equipment                                         (284,472)             (35,946)
                                                                                 ---------------      --------------
FINANCING ACTIVITIES
  (Decrease) increase in short-term debt                                             (107,842)              86,270
  (Decrease) in due to shareholder                                                   (187,176)             (19,770)
  Advances received from external parties                                                   -              337,293
  Decrease in other long-term debt                                                     (1,126)              (1,198)
  Cash acquired on business combination                                             4,717,998                    -
  Advances from subsidiary                                                            260,099                    -
  Issuance of shares                                                                  166,200                    -
  Issuance of atypical shares                                                               -              239,640
                                                                                 ---------------      --------------
                                                                                    4,848,153              642,235
                                                                                 ---------------      --------------
INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                  2,730,441               85,704

FOREIGN EXCHANGE MOVEMENT                                                              (7,255)                   -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                  11,073               17,177
                                                                                 ===============      ==============
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                  $  2,734,259           $  102,881
                                                                                 ===============      ==============


IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. (iQ Power) was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research Development GmbH (iQ Battery). The business combination has been accounted for as a reverse acquisition, with iQ Battery being identified as the acquiror (see Note 5). The comparative financial statements are those of iQ Battery. Collectively within these financial statements, the term Company applied to operations subsequent to the business combination.

     iQ Battery established in 1991 is developing a chargeable battery which allows an improved current output at low outside temperatures. The process engineering for this chargeable battery and the know-how is based on a patent acquired from the founding shareholders of iQ Battery.

     Patents have been granted for Germany, thirteen other European countries and for the United States of America. International patents applications have been filed in nine additional countries. iQ Battery's legal domicile is Floha, Germany, and it maintains a branch near Munich, where management has its offices.


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 5,500,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company intends to use the proceeds to fund research and development of iQ Battery, and expansion of the Company's marketing and sales activities and general working capital. It is unlikely that current funds on hand will allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financings will be on terms beneficial to the existing shareholders.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


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

          (i) All equity financing to this date have been denominated in US funds. The Company's completed financing as disclosed in
                    Note 11 is also denominated in US funds.

          (ii) In excess of 50% of the Company's operating expenditures are paid or denominated in US funds.

          (iii) 90% of the total assets throughout 1997 and 1998 were denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars to the extent necessary to pay Canadian denominated liabilities.

          The majority of transactions of the combined enterprise have been denominated in US dollars and German Deutsche Marks. Based on these factors the Company has determined that the United States dollar is the appropriate functional currency for measurement and reporting purposes.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


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

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


4.   PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information presents the results of operations of the Company as if the iQ Power acquisition had occurred at January 1, 1999.

                                                               Nine months ended
                                                                 September 30
                                                                    1999
                                                               -----------------

     Revenue                                                    $            -
     ---------------------------------------------------------------------------
     Net loss for the period                                    $   (1,849,281)
     ---------------------------------------------------------------------------
     Loss per share                                             $        (0.10)
     ---------------------------------------------------------------------------
     Weighted average number of shares outstanding                  18,479,424
     ---------------------------------------------------------------------------


5.   BUSINESS COMBINATION

     On June 17, 1999, iQ Power and iQ Battery completed an agreement pursuant to which iQ Power issued 12,800,000 common shares in exchange for all the issued common and atypical shares of iQ Battery.

     During the year ended December 31, 1998, iQ Power issued shares pursuant to a share exchange agreement dated August 25, 1998 with iQ Battery whereby the shareholders of iQ Battery transferred their iQ Battery shares to the iQ Power for, in the aggregate, 10,000,000 common shares. The shareholders of iQ Battery had the option to cancel the share exchange agreement if after the four month anniversary of the initial filing by iQ Power of a registration statement on Form SB-1 with the United States Securities and Exchange Commission (a) iQ Power had failed to complete an equity offering with gross proceeds of at least $3,000,000 and (b) the shareholders of iQ Battery had repaid to iQ Power the full amount of all funds advanced to iQ Battery. The option terminated when iQ Power completed an equity financing with gross proceeds of more than $3,000,000.

     iQ Power also entered into share exchange agreements in September 1998 under which 2,800,000 common shares were issued to the holders of Atypical Shares of iQ Battery Atypical Shares means certain shares of iQ Battery which are not part of the ordinary capital of iQ Battery and were issued pursuant to agreements between iQ Battery and the holders of those shares under German tax incentives. The iQ Power common shares and the Atypical Shares were held in escrow until completion of the offering.

     The business combination has been accounted for as a reverse acquisition whereby the purchase method of accounting has been used with iQ Battery being identified as the accounting parent. These consolidated financial statements include the operations for iQ Power, the accounting subsidiary, from the date of acquisition. The fair value of the net assets of iQ Power at the date of acquisition is as follows:

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


5.   BUSINESS COMBINATION (Continued)

     Current assets, including cash of $4,717,998                            $ 4,754,985
     Advances to iQ Battery                                                    1,112,965
     -------------------------------------------------------------------------------------
                                                                               5,867,950
     Less: Current liabilities                                                  (345,230)
     -------------------------------------------------------------------------------------
     Purchase price                                                          $ 5,522,720
     -------------------------------------------------------------------------------------

     Purchase price comprised of:
       Issuance of common shares                                             $ 5,494,944
       Assumption of obligation relating to share purchase warrants               27,776
     -------------------------------------------------------------------------------------
                                                                             $ 5,522,720
     -------------------------------------------------------------------------------------


6.   SHARE CAPITAL

     Authorized

          An unlimited number of common shares

     Issued and outstanding

                                                                                  Number of
                                                                              Common shares             Amount
                                                                             --------------       ------------
     Balance, January 1, 1998 (iQ Power)                                        1,969,740          $  492,435
     Private placement, issued for cash                                         3,709,685             927,421
     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                                 5,679,425           1,419,856
     Shares issued for cash                                                     5,500,000           5,500,000
     Issue costs                                                                        -            (652,576)
     ---------------------------------------------------------------------------------------------------------
     Balance, June 17, 1999                                                    11,179,425           6,267,280
     Adjustment for reverse acquisition on June 17, 1999                                -          (6,214,552)
     ---------------------------------------------------------------------------------------------------------
                                                                               11,179,425              52,728
     Issued to effect the reverse acquisition                                  12,800,000           5,494,944
     ----------------------------------------------------------------------------------------------------------
     Balance, June 30, 1999                                                    23,979,425           5,547,672
     Warrants exercised                                                           166,200             166,200
     ----------------------------------------------------------------------------------------------------------
     Balance, September 30, 1999                                               24,145,625          $5,713,872
     ----------------------------------------------------------------------------------------------------------


     (a)  Agent Warrants

          As a part of the issuance of 5,500,000 common shares the agent to the offering was granted 550,000 Agent Warrants entitling the agent to purchase 550,000 common shares for $1 per share in the first year of the warrant and for $1.50 per share in the second year of the warrant. During the period to September 30, 1999, 166,200 Agent Warrants were exercised for proceeds of $166,200.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


6.   SHARE CAPITAL (Continued)

     (b)  Service warrants

          The Company has created 500,000 two year Service Warrants, each warrant entitling the holder to purchase one common share exercisable as follows:

          i)   125,000   warrants  vesting  on  the  execution  of  an  Investor
               Relations Agreement, exercisable at a price of $1.75 per share;

          ii) 125,000 warrants vesting October 1, 1999, exercisable at a price of $2.50 per share;

          iii) 125,000 warrants vesting January 1, 2000, exercisable at a price of $3.50 per share; and

          iv) 125,000 warrants vesting April 1, 2000, exercisable at a price of $5.00 per share.

          The Company will issue the Service Warrants on the execution of an Investor Relations Agreement.

     (c)  Stock options

          The Company has granted the following stock options:

          Of the options outstanding on September 30, 1999, 1,826,666 were vested.

          Number of                    Exercise
          options                       price                 Expiry date
        ------------                  -----------          ----------------
          2,825,000                   $   1.00             December 1, 2008
            345,000                   $   1.00             June 28, 2009
            150,000                   $   1.00             June 28, 2001
            400,000                   $   1.50             July 7, 2009


     (d)  Loss per share

          The weighted average number of shares used to calculate loss per share data is based on treating the shares issued in the reverse acquisition as if they had been outstanding from the period to September 30, 1999 and September 30, 1998.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 1999
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


7.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     Management fees for the nine months ended September 30, 1999 of $54,000, paid to a company with a common director.

     The Company has entered into the following contractual arrangements:

     (a) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

     (b) employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor. Under the terms of these agreements, the Company is obligated to pay these employees $8,500 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

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

     All financial information contained in this report are in U.S. dollars unless provided otherwise. Collectively within this report, the term "Company" refers to the consolidated operations of the Registrant and its subsidiary.

Overview

     The Company was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry. Since that date, the Company has been engaged primarily in research and product development efforts. Its primary product is a "smart" automotive starter battery which combines several proprietary features designed to optimize automotive starter battery efficiency. The process engineering for the Company's smart battery and know-how is based on a patent acquired from the founding shareholders of iQ Battery.

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

     The Company believes that its historic spending levels are not indicative of future spending levels because it is entering a period in which it will increase spending on product research and development, marketing, staffing and other general and administrative operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues. Prior to June 18, 1999, the financial statements of the Company and iQ Battery Research & Development GmbH ("iQ Battery") were presented as separate and distinct because the former shareholders of iQ Battery had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on June 18, 1999, when the Company raised in excess of $ 3,000,000 by equity financing. See "Liquidity and Capital Resources."

     After June 17, 1999, all financial information is reported on a consolidated basis. Any financial information of the Company used for comparative purposes prior to June 18, 1999, is financial information of iQ Battery only.


The Company's Results of Operations for the Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     No revenues were recorded in either the three month period ended September 30, 1999 or the three month period ended September 30, 1998.

     The Company incurred a net loss of $618,476 for the three month period ended September 30, 1999, compared to a net loss of $293,418 for the comparable period of the prior year primarily as a result of increased general and administrative expenses, including increased management fees and employment expenses related to the hiring of additional employees during 1999 and increased investor relations expenses. Professional fees over the period in 1999 decreased by approximately 77%.

     For the three month period ended September 30, 1999, the Company incurred research and development expenses of $271,541 compared with $263,587 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     The Company incurred general and administrative expenses of $354,713 for the three month period ended September 30, 1999 compared with $22,720 for the comparable period of the prior year. For the three month period ended September 30, 1999 compared to September 30, 1998, general and administrative expenses increased due primarily to increased administrative costs related to the combined business operations of the Registrant and iQ Battery. During the comparative three month periods ended September 30, 1999 and 1998, personnel costs were $18,064 in 1999 compared to $5,613 in 1998; expenses related to investor relations activities were $175,650 in 1999 compared to $629 in 1998; consulting and management fees were $28,029 in 1999 compared to nil in 1998; office expenses were $8,929 in 1999 compared to nil in 1998; travel expenses were $46,526 in 1999 compared to nil in 1998; and research membership fees were $50,000 in 1999 compared to nil in 1998.


The Company's Results of Operations for the Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     No revenues were recorded in either the nine month period ended September 30, 1999 or the nine month period ended September 30, 1998.

     As of September 30, 1999, the Company had an accumulated deficit of $2,950,523. The Company incurred a net loss of $1,484,665 for the nine month period ended September 30, 1999, compared to a net loss of $756,032 for the comparable period of the prior year primarily as result of the cost of increased research and development, expenses attributable to its recent public offering, increased management fees and employment expenses related to the hiring of additional employees during 1999 and increased investor relations expenses. Professional fees for the Company were down 38% from the same period in the prior year.

     For the nine month period ended September 30, 1999, the Company incurred research and development expenses of $723,642 compared with $636,600 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     The Company incurred general and administrative expenses of $464,853 for the nine month period ended September 30, 1999 compared with $88,623 for the comparable period of the prior year. For the nine month period ended September 30, 1999 compared to September 30, 1998, general and administrative expenses increased due primarily to increased costs related to the combined business operations of the Registrant and iQ Battery. During the comparative nine month periods ended September 30, 1999 and 1998, personnel costs were $55,084 in 1999 compared to $5,614 in 1998; expenses related to investor relations activities were $183,151 in 1999 compared to $1,689 in 1998; consulting and management fees were $38,787 in 1999 compared to $39,750 in 1998; office expenses were $33,059 in 1999 compared to $6,220 in 1998; travel expenses were $46,526 in 1999 compared to nil in 1998; and research membership fees were $50,000 in 1999 compared to nil in 1998.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.


Liquidity and Capital Resources

     As of September 30, 1999, the Company had cash and cash equivalents of $2,734,359. Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to September 30, 1999, the Company had raised approximately $6,276,250 (net of issuance costs) from the sale of such securities, including net proceeds of $4,690,000 from the Company's initial public offering completed on June 18, 1999 in the

United States and excluding the issuance of 10,000,000 common shares for deemed proceeds of $2,500,000 from the business combination with iQ Battery.

     iQ Battery is obligated to pay to Horst Dieter Braun, the Company's Vice President, Research and Development and Peter Braun, our President, DM400,000 in connection with iQ Battery's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Battery.

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

     The Company has contacted each of its strategic partners, consultants, contractors and significant suppliers and has obtained assurances from some of them that their relevant operating software and systems are Year 2000 compliant or will be by December 31, 1999. The Company plans to continue to make inquiries of those suppliers and service providers who have not yet provided it with information regarding their Year 2000 compliance status. The Company anticipates that it will complete its third-party Year 2000 compliance review by November 1999. The Company is monitoring the status of all of its significant service providers' and suppliers' Year 2000 compliance efforts to minimize the risk of any material adverse effect on its operations resulting from compliance failures. The Company has also, in some cases, identified alternative sources of supply or service should its present suppliers or service providers encounter Year 2000 compliance problems.


Foreign Currency Translation Risk

     To date, exposure to foreign currency fluctuations has not had a material effect on our operations. The Company believes its risk of foreign currency translation is limited, because its operations are based in Germany with resulting transactions primarily denominated in United States dollars. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.


Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on our financial position or results of operations.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against the Company. On January 3, 1994, a civil lawsuit was filed by Hans Engelhorn against Peter E. Braun and Horst Dieter Braun in the District Court of Berlin (Case No. 3 O 40/94). Mr. Engelhorn seeks to compel transfer of intellectual property rights related to the iQ technology or, alternatively, money damages of approximately DM500,000 ($310,000). The intellectual property rights at issue are now held by iQ Battery. Mr. Engelhorn alleges that the Brauns had a contractual obligation to transfer the intellectual property to a partnership which has since been dissolved. Although the lawsuit is still pending, the Company has been advised by the Brauns that the prosecution of this lawsuit has not been pursued. The Company believes that the lawsuit is without merit and will not materially affect its rights in the intellectual property at issue.

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


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Sales of Unregistered Securities

     During the three month period ended September 30, 1999, the Company issued 166,200 common shares pursuant to the exercise of Agent Warrants for proceeds of $166,200. The common shares were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act.

          b)   Use of Proceeds from Sales of Registered Securities

     On June 18, 1999, the Company completed an initial public offering of its common shares. The selling agent in the offering was IPO Capital Corp. (the "Agent"). The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-1 (the "Registration Statement") (Reg. No. 333-68649) that was declared effective by the SEC on May 10, 1999. The offering commenced on May 10, 1999 after which time, all 5,500,000 common shares registered under the Registration Statement were sold at a price to the public of $1.00 per common share. The aggregate offering amount registered was $5,500,000. In connection with the offering, the Company paid an aggregate of $105,000 in commissions and fees to the Agent and also issued to the Agent warrants to purchase 550,000 common shares. The Agent may exercise the warrants for $1.00 per common share during the first year and for $1.50 per common share during the second year after issuance.

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

     After deducting the estimated expenses set forth above, the net offering proceeds to the Company were $5,240,000. Since May 10, 1999, the Company has used a portion of the net offering proceeds for the purposes described below. The Company believes that the amounts set forth represent a reasonable estimate of the amounts actually applied.

     Transfer to iQ  Battery                     $    3,500,000
     Payment of payables                         $      312,527
     Current expenses   (working capital)        $      224,470


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IQ POWER TECHNOLOGY INC


Date:  November 15, 1999              By:  /s/ Peter E. Braun
                                           -------------------------------------
                                           Name:    Peter E. Braun
                                           Title:   President


Date:  November 15, 1999              By:  /s/ Gerhard K. Trenz
                                           -------------------------------------
                                           Name:    Gerhard K. Trenz
                                           Title:   Vice President Finance and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)