Form 10KSB
period 1999-12-31
IQ POWER TECHNOLOGY INC
filed 2000-04-14
CIK 1072667

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                     Suite 708-A, 1111 West Hastings Street
                       Vancouver, British Columbia V6E 2J3
                                 (604) 669-3132
                          (Address and telephone number
                         of principal executive offices)

                                  Erlenhof Park
                              Inselkammer Strasse 4
                          D-82008 Unterhaching, Germany
                   (Address of principal place of business or
                     intended principal place of business)

                       Evergreen Corporate Services, Inc.
                             31635 36th Avenue S.W.
                       Federal Way, Washington 98023-2105
                                 (253) 838-4427
            (Name, address and telephone number of agent for service)


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
            None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common shares without par value
                         -------------------------------
                                (Title of Class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No ---

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

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 1999 was approximately $19,767,353. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999 was 24,329,050.

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS





                                                                                                                Page
                                                                                                                ----
Item 1:    Description of Business................................................................................1
Item 2.    Description of Properties.............................................................................12
Item 3.    Legal Proceedings.....................................................................................12
Item 4.    Submission of Matters to a Vote of Shareholders.......................................................13
Item 5.    Market for Common Equity and Related Stockholder Matters..............................................14
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................14
Item 7.    Financial Statements..................................................................................20
Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................20
Item 9.    Directors, Executive Officers, Promoters and Control Persons..........................................20
Item 10.   Executive Compensation................................................................................22
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................24
Item 12.   Certain Relationships and Related Transactions .......................................................25
Item 13.   Exhibits and Reports on Form 8-K......................................................................27
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................27


Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (collectively, referred to as "we," "us," "our," iQ Power" and/or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy sales cycles, the Company's dependence upon a relative concentration of customers, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-KSB. Certain of the forward looking statements contained in this Annual Report are identified with cross references to this section and/or to specific risks identified under "Business - Risk Factors."

                                     Part I

Item 1:  Description of Business

                                   OUR COMPANY

We were incorporated on December 20, 1994 under the Canada Business Corporations Act as 3099458 Canada Inc. We changed our name to iQ Power Technology Inc. on May 9, 1997. Our principal executive offices are located at Suite 708-A, 1111 West Hastings Street, Vancouver, British Columbia, Canada V6E 2J3, and our telephone number at that location is (604) 669-3132.

iQ Germany was formed in 1991 to research and evaluate methods of maximizing lead-acid battery performance. We were formed to acquire iQ Germany and to license the technology developed by iQ Germany to others or to market products based on such technology. Throughout this annual report we refer to the technology developed by iQ Germany as the "iQ technology."

On August 25, 1998, we acquired all the issued and outstanding common stock of iQ Germany in exchange for 10,000,000 of our common shares. The total deemed purchase price of iQ Germany was US$2,500,000 or US$0.25 per share.

On June 18, 1999, we completed our initial public offering in the United States pursuant to which we received net proceeds of US$4,690,000.

As a result of the share exchange, we acquired all of the assets and liabilities of iQ Germany and are currently engaged in the development and commercialization of electrical power sources for the automotive industry and other industries.

We have not been subject to any bankruptcy, receivership or similar proceeding.

                                    BUSINESS

Overview

We are engaged in the development and commercialization of electrical power sources and energy management technologies for the automotive industry and other industries, including the medical and defense industry. Our primary technology relates to a "smart" automotive starter battery, which combines several proprietary features. These features include:

     o    an insulated case to minimize temperature fluctuation; o

     o an internal microprocessor to monitor and control the charging and discharging process;

     o a battery acid anti-stratification device, to create a battery with more efficient charging, storage and power delivery than conventional automotive batteries; and

     o a communication device to transmit digital data over the direct current power lines (DC lines) of a vehicle.

Compared to conventional car batteries, the iQ battery is lighter, has increased cold-weather starting performance and increased life expectancy.

Other applications of the iQ Technology relate to battery status indicators, energy management systems for modern powernet architectures in vehicles and digital DC line communication devices.

The starting, lighting and ignition battery industry is a mature and stable industry that is composed of a limited number of aftermarket resellers and original equipment manufacturers (OEM). Over the last ten years, new competition and changes in the automotive industry have increased pressure on starting, lighting and ignition (SLI) battery manufacturers to reduce costs and to improve the power and efficiency of the batteries they produce. In response to these conditions and to the increased market demand for smaller and lighter SLI batteries that produce adequate amounts of electrical power, we have developed the iQ technology, a battery technology that lowers the weight and increases the electrical output of SLI batteries.

We have produced prototype batteries based on the iQ technology for testing by several major automotive manufacturers, including Daimler-Benz, BMW and Audi. As a result of these tests and extensive internal testing, we believe that when compared to a conventional 12 volt automotive battery, a comparable iQ battery will:

     o    weigh 40% less;
     o    have six times the recharging capacity in cold conditions;
     o    require 40% less lead;
     o    have increased service life; and
     o    have increased low-temperature starting capacity.

We intend to market the iQ battery to automakers and other customer groups in order to stimulate demand for the iQ technology. We anticipate that we will eventually license the iQ technology to automobile suppliers and battery manufacturers or enter into one or more strategic relationships with established battery manufacturers to produce and distribute the iQ battery.

Industry Background

The SLI battery industry is a stable, mature industry that is composed of a limited number of aftermarket resellers and OEM's. In 1997, worldwide unit sales in the SLI battery market have been estimated at approximately 235 million units with a value of US$7.5 billion (Source: AMZ Auto Motor Zubehor, September 1997). The SLI battery industry is highly-concentrated and is dominated by eight SLI battery manufacturers who, in 1997, accounted for approximately 66% of the worldwide market share. According to ANZ Auto Motor Zubehor, the manufacturers included Exide (U.S.) (20%), Yuasa (Japan) (10%); GNB (Australia) (8%); Hawker (England) (7%); Johnson Control (U.S.) (6%); Varta (Germany) (5%); JSB (Japan) (5%) and Delco Remy (U.S.) (5%).

The SLI battery industry, over the past 30 years, has had a relatively low level of product innovation and has been slow to respond to changes in automotive technology and performance requirements. However, new competition within the SLI battery industry and changes in the automotive manufacturing industry have placed increased pressure on SLI battery manufacturers to reduce costs and to increase the power and efficiency of the batteries they produce. In recent years, many automotive manufacturers have begun selling their component manufacturing divisions in an effort to streamline production. This has resulted in increased competition and lower overall prices for SLI batteries. At the same time, many automobile manufacturers, in an effort to reduce costs, have begun to apply strict conditions to their relationships with OEM's, such as requiring "just-in-time" delivery and "in house" assembly of components.

Many automobile manufacturers have also adopted a policy of having at least two alternative sources of supply, thus requiring any developer of new battery technologies to persuade other OEM's to adopt similar technologies.

Recent advances in automobile technology and design have placed increasing demands on the electrical output generated by an automobile battery. Despite these changes, conventional lead acid batteries have remained relatively unchanged since they were first introduced as an electrical power source for the auto industry. Conventional lead acid batteries are extremely sensitive to changes in temperature and continuously lose output capacity due to temperature fluctuations, vibration damage and corrosion and sulfatation inside the battery. As a result, in order to compensate for the tendency of conventional lead acid batteries to lose much of their output capacity over time, conventional battery manufacturers are required to manufacture larger and heavier batteries with increased initial output capacity. Such batteries not only add additional weight to the vehicle, but are also often more difficult to integrate into modern engine configurations. At the same time, fuel efficiency requirements and engine designs require that battery size and weight be reduced to ensure maximum fuel efficiency.

We believe that increased competition in the SLI battery manufacturing industry along with increased demands for high-powered, lightweight, efficient SLI batteries that can be used in both traditional and alternative vehicle applications, will facilitate the adoption of our "smart battery" technology by aftermarket resellers and OEM's.

How the iQ technology Works

Over time, lead-acid batteries lose output capacity due to, among other things, temperature fluctuations and corrosion of the internal lead plates. The iQ battery utilizes an insulated case, an internal microprocessor and a battery acid anti-stratification device to minimize the loss of output capacity. As a result, the iQ battery requires fewer lead plates than a conventional lead acid battery to deliver the required output capacity for a specific application.

     Double-Walled Casing

Conventional lead-acid batteries are vulnerable to damage caused by temperatures above 50 degrees Centigrade (122 degrees Fahrenheit) and to loss of starting performance when temperatures fall below freezing (0 degrees Celsius or 32 degrees Fahrenheit). Some auto manufacturers have attempted to protect batteries from the high temperatures found in the car's engine compartment by installing the batteries in the rear of the vehicle. Although this placement protects batteries from heat, it requires the use of long, thick cables to connect the battery to the engine. The cables not only increase the weight of the car, they also produce electrical losses in cold starting conditions. To offset these losses, manufacturers must use batteries with larger amounts of lead and acid, thus further increasing the total weight of the automobile.

In order to minimize the loss of performance caused by temperature extremes, we engaged BASF, Germany's largest chemical company, to develop a double-walled battery case made from a polypropylene foam material called Neopolen(R), a thermoplastic particle foam. When a battery is placed inside the Neopolen case, it is protected against the extreme temperature fluctuations by the thermal insulation properties of the material.

In addition, Neopolen has mechanical properties which lends itself to integrating with battery technology. The cells of this ductile material remain intact under mechanical pressure and, after protracted compression, the material returns to its original shape. We believe that the structural stability of the Neopolen case will provide additional protection to the internal battery components.

     Energy Control System

Although the insulated case of the iQ battery provides protection against extreme high temperatures, the insulated case cannot protect the battery from extended low temperatures. Temperatures below freezing dramatically reduce the ability of a battery to start an automobile engine and to be recharged by a running car's generator. To prevent the loss of performance caused by low temperatures, the iQ battery incorporates an energy control system to maintain or reestablish optimal internal battery temperatures.

The energy control system consists of a sensor and control system and an internal heating component. The sensor and control unit is designed to measure and record a variety of internal and external factors, including:

     o    outside temperature
     o    changes in outside temperature
     o    inside temperatures
     o    changes in inside temperature
     o    the revolutions per minute at which the engine was cranked
     o    the time of travel and the RPMs during travel
     o    voltage
     o    changes in voltage

Using this information, the energy control system determines when the heating component must be activated and the amount of power that may be used to maintain optimum internal battery temperature without draining the battery to the point that damage occurs. We anticipate that, in the future, automobiles will have real time electronic information displays linked to the vehicle's on-board computer system to provide the driver information relating to battery charge levels, electrical outputs, temperature and other information.

We have initiated programs to complete the production design of the integrated circuits necessary for the internal sensor and control unit. As part of this process, we have received bids, from several manufacturers, each of which has established, at its own cost, design teams to compete for anticipated production orders. At the present time, each manufacturer has developed and presented functional prototypes meeting our specifications. If we elect to produce the iQ battery, rather than license the iQ technology, we anticipate that we will select one of these manufacturers to produce the energy control system components.

     The Anti-Stratification Component

Acid stratification is a less well-known, but significant problem associated with lead-acid batteries. Lead-acid batteries utilize a mixture of sulfuric acid and distilled water. Because the density of water is less than that of sulfuric acid, over time gravity causes the acid and the water to separate. When this separation occurs, the battery is not able to produce or store electric power in the upper parts of the internal lead plates that are surrounded by water. In addition, if pure sulfuric acid becomes concentrated in the lower parts of the battery, the highly corrosive effects of the acid tend to override the electrochemical process in the lower parts of the internal lead plates.

The problems caused by acid stratification can be alleviated by continuously mixing the acid and water. In the past, manufacturers have sought to address this problem with acid pumps and other methods, but their efforts have not been successfully adapted for commercial application in the automotive starter battery market.

Instead of using moving parts or pumps, the iQ technology uses hydrodynamic principles to facilitate continuous mixing of the sulfuric acid and the distilled water inside the battery without using moving parts. A simple plastic baffle is integrated into each cell of the battery. When the vehicle is moving, e.g., accelerating or braking, the inertial energy acts with the baffle to produce internal fluid pressure that causes the sulfuric acid at the bottom of the battery to travel through a corridor to the top of the battery. Specially designed "gating" mechanisms inhibit the reversal of the fluid flow. In addition, when the vehicle is not moving, the internal baffle system acts as a hydrodynamic pump that moves fluid to the top of the battery in response to the battery's internal heating element.

     The Communication Device

Until recently, data transmission in automobile electrical systems used separate data cable and connector systems. YAMAR Electronics has patented technology that permits information and data to be accumulated in the microprocessor and transmitted over DC lines. This technology is currently being tested and evaluated by BMW, OEMs and Tier 1 suppliers. We have entered into a collaborative agreement with YAMAR to develop solutions using their patented technologies in our iQ Battery. The iQ solution is able to transmit digital data at the rate of up to 250 kbs over the DC lines, improving the efficiency of electrical systems by reducing the number of wiring harnesses and connectors used in electrical systems. We believe that this technology can be developed into a solution that will permit information such as the state of charge (SOC) and state of health (SOH) of battery and other electrical systems to be transferred to the board computer or separate status indicators. The iQ solution is designed to avoid potential wiring and connector problems and reduce the costs related to wiring and connector installations.

We are closely collaborating with our strategic partner YAMAR Electronics to develop an ASIC solution using this patented technology. To date we have spent approximately US$30,000 on research and development for applications related to our iQ Battery, and we anticipate that prototypes of this system will be available in the third-quarter of 2000.

Performance Specifications and Test Results

The outer dimensions of the iQ battery are identical to a conventional 12 volt lead acid battery in order to facilitate ease of replacement in existing vehicles. In addition, the dimensions and shape of the iQ battery's terminals are identical to those of conventional batteries. The iQ battery, however, loses charging capacity at a much lower rate than conventional batteries. As a result, the iQ battery requires less amp output to deliver the same performance over time, and therefore because it requires fewer lead plates, weighs approximately 40% less than conventional batteries.

Our prototype batteries have been tested extensively both in-house and by third-party organizations. The following descriptions detail the results of independent tests performed in 1998 by a major auto manufacturer with which we have a strategic relationship. All tests compared the prototype iQ battery with a standard, 12 volt, 100 amp battery that is normally used as OEM equipment in German luxury cars.

Car Power System Test

In the car power system test, the tested batteries were inserted into the power system of a standard automobile. A winter night drive was then simulated by placing the power system under load by adding additional power consumers, such as a heater, headlights, a stereo, power windows, etc. The electrical current output of the batteries was then measured under two different temperature conditions, 20 degrees Celsius and -20 degrees Celsius. The results indicate that at 20 degrees Celsius, the electrical current output of the iQ battery was 125% of a conventional battery. At -20 degrees Celsius, the electrical current output of the iQ battery was 420% of a conventional battery.

Battery Test

In the battery test, the tested batteries were charged and discharged multiple times at different temperature levels. The amount of time necessary to complete a full charging cycle (e.g., fully charge after being fully discharged) was measured. The tests showed that the iQ battery's recharging times were substantially equivalent to conventional batteries in moderate to warm temperatures and over 40 hours less than the recharge time of a conventional battery in extreme cold conditions.

Climate Room Test

In the climate room test, the batteries were mounted in automobiles and placed in cold conditions (-25 degrees Celsius). The car's engine was then cranked and the number of revolutions per minute was recorded. The higher the revolutions, the more starting power can be attributed to the tested battery. Based on the results of the climate room test, the iQ battery performed better than the conventional battery in cold starting conditions.

Life Cycle Test

In the life cycle test, the batteries were run through a series of industry standard tests that simulated the normal life cycle of a automobile SLI battery. At the end of the test, the lead battery plates were examined and the charging capacity of the batteries was measured to determine the percentage of battery capacity that was lost over time. The iQ battery lost approximately 14% of its capacity compared with the loss of approximately 22% of capacity for the conventional battery.

In addition to the foregoing, in 1996, we completed independent, third party safety testing of the iQ battery in Germany, and in which all applicable safety specifications were met. (TUV Rheinland Product Safety GmbH, test report no. E-9613191E-01). We are not aware of any safety issues related to the iQ battery that are not also applicable to standard automotive batteries.

Our Strategy

Our objective is to license the iQ technology to leading manufacturers of automotive batteries and to position us as a leading provider of battery and electric power technology to the automotive industry and other industries. Our strategy includes the following elements:

     o Marketing to Automakers. We have begun marketing prototypes of the iQ battery to major automakers in order to stimulate demand for the iQ technology. We anticipate that its initial marketing efforts with automakers will be concentrated on a relatively small group of companies and will be directed by a small and highly-skilled sales force of sales and application engineers.

     o Own manufacturing capacities. We are exploring an opportunity to acquire an interest in a battery manufacturer in order to reduce time-to-market of our ready developed product.

     o Marketing to other industries. We have been approached by the medical and the defense industries to develop batteries to solve problems that are similar to those faced by users of SLI batteries. We have sent proposals for development to these companies and have entered into contract negotiations. We anticipate we will develop and deliver prototype products to the companies for testing.

     o License the iQ technology and Develop Manufacturing Relationships. Once automakers and manufacturer demand has been developed, we intend to license the iQ technology to major automaker and established third-party manufacturers of SLI batteries. We may also establish strategic relationships with manufacturers and suppliers of SLI batteries in order to produce commercial quantities of SLI batteries utilizing the iQ technology. We have also had discussions with suppliers regarding integrating the iQ Chip and software technology into their electronic equipment.

     o Competitive Pricing. We anticipate that the retail price of the iQ battery will be comparable to the retail prices of other premium priced SLI batteries.

Industry Relationships

We have established relationships with a number of companies in the automotive and electronics industries which are described below:

Suppliers and Manufacturers

     BASF

We have entered into a Cooperation Agreement with BASF, a leading international chemical and textile manufacturer, under which BASF has agreed to participate with the iQ Germany in developing and marketing the Neopolen battery case. Under the agreement, iQ Germany has agreed to exclusively use the Neopolen material produced by BASF in its battery designs in return for a payment by BASF to iQ Germany on every kilogram of Neopolen sold by BASF to battery manufacturers.

     TEXAS INSTRUMENTS

We have entered into a Cooperation Agreement with Texas Instruments, the world's leading manufacturer of digital signal processors and analog products, under which Texas Instruments has agreed to participate with the iQ Germany in developing and marketing the iQ microprocessor. Under the agreement, Texas Instruments has committed at its cost to develop the micro-controller and related electronic components in accordance with iQ specifications. The components will be available exclusively to iQ.

     YAMAR Electronics Ltd.

We entered into a Cooperation Agreement with YAMAR Electronics Ltd, an Israeli company based in Tel Aviv, that specializes in the development of communication technologies over the DC power lines. We are collaborating with YAMAR Electronics to develop an ASIC solution using patented YAMAR technology, which accumulates information and data in a microprocessor and transmits digital data over the DC lines to an board computer or a separate status indicator, improving the efficiency of electrical systems by reducing the number of wiring harnesses required for electrical systems. Under our agreement with YAMAR, we have the exclusive right to integrate the patented YAMAR technology into batteries and battery related applications.

To date we have spent approximately US$30,000 on research and development for applications related to our iQ Battery, and we anticipate that iQ Battery prototypes integrating this technology will be available in the third-quarter of 2000.

     Massachusetts Institute of Technology (MIT)

We have joined the MIT/Industry Consortium of Advanced Automotive Electrical/Electronic Components and Systems. Members of the consortium are - amongst others - automakers, including DaimlerChrysler, BMW, AUDI, Ford, General Motors and automobile suppliers, including Johnson Controls Inc, Delphi Automotive Systems, Bosch and others. The participants are working on future technologies for automobiles, including the 42 Volt power net.

Automakers

     DaimlerChrysler

We have provided prototypes of the iQ battery to DaimlerChrysler, which successfully concluded in-the-car and out-of-the-car tests.

     BMW

Together with YAMAR, we have provided prototypes of the DC powerline communication to BMW, which is currently testing the prototypes. We have also purchased and installed BMW battery test and electronic lab equipment in iQ
Germany's laboratories in Chemnitz, Germany, for the purposes of conducting tests on the iQ battery prototypes.

To date, neither Daimler-Benz nor BMW have committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

Other Relationships

In addition to the above relationships, we have also had discussions, and in some cases, delivered prototypes of the iQ battery to Audi, Volkswagen, Ford, Opel, Volvo, Hyundai and Porsche for testing. We currently do not have any contractual arrangements with these automakers other than confidentiality agreements and limited agreements for the testing of prototypes. No automaker has committed to incorporate the iQ technology into any of their commercially available automobiles or other products. In addition to these German automakers, we are also pursuing contacts with other major automakers worldwide.

We have engaged in discussions with established battery manufacturers regarding the possibility of a joint venture to produce small quantities of batteries using the iQ technology in order to stimulate market interest or to satisfy niche market demands. In the event we are unsuccessful in our primary marketing strategy of licensing the iQ technology to major automakers and established battery manufacturers, we anticipate that this type of arrangement may provide an alternative means of market entry for us. There can be no assurance that we will be able to successfully establish a joint venture arrangement with a battery manufacturer on terms favorable to us, if at all.

Research and Development

We are focusing our research and development efforts on improving the iQ technology and developing process technology required to manufacture the iQ battery. A key element of our strategy is to complete development of a battery that has undergone all relevant testing programs by German auto manufacturers and can be produced in commercial quantities. Over its most recent four fiscal years, we have spent a total of US$2,919,000 on research and development.

We believe that our highly-qualified engineering and scientific personnel provide us with a significant competitive advantage. iQ Germany currently employs 16 engineers and scientists in its Chemnitz plant on a full- and part-time basis, whose primary focus is research and development. iQ Germany's personnel have considerable experience with the development of SLI battery systems and applications. We believe that this combination of expertise has allowed iQ Germany, and will continue to allow us to design and develop battery technologies that can be implemented in a timely and cost-effective manner.

Competition

Competition in the battery industry is, and is expected to remain, intense. Our competitors range from early stage companies to major domestic and international companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution, and other resources significantly greater than ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. Our competitors are doing significant development work on various battery systems (including electrochemistries such as NiCd, NiMH and lithium), with significant effort focused on achieving higher energy densities, lower maintenance, lighter weight, longer energy retention and lower cost batteries. We cannot assure you that one or more new, higher power battery technologies will not be introduced which could be directly compete with or be superior to the iQ technology.

We believe that our primary competitors are existing suppliers of automotive and lead-acid batteries. Johnson Controls, Inc., Exide Corporation, GNB Inc. and Delphi are the primary suppliers of car batteries in North America. VB Autobatterie GmbH), Hawker Batteries, Fiamm, Delco Remy, Exide Corporation, Autosil, Hoppecke, Yuasa and Matsushita are the primary suppliers of car batteries in Europe. All of these companies are very large and have substantial resources and market presence. Many are vertically integrated and produce the core components for their batteries from raw or recycled materials, reducing the unit cost of manufacturing. These companies have pursued and implemented aggressive production and manufacturing strategies which have led to substantial competitive advantages in the areas of production efficiencies and integrated distribution and inventory management systems. We expect that we will compete in targeted market segments on the basis of performance, reliability, ease of recycling and increased battery life. We cannot assure you that we will be able to compete successfully against these companies in any of the targeted market segments.

We may also develop products to compete in market segments including standby power, small batteries for engine starting and medical and electronics applications. We expect that our primary competition in the market for small lead acid batteries used in non-automotive applications are Yuasa, Exide Corporation, Matsushita, Hawker, CSB Battery of America Corp. and GS Battery. These companies are large and have substantial resources and market presence. We cannot assure you that we will be able to compete successfully against traditional lead acid batteries in any of the targeted applications.

The market for batteries, and the evolution of battery technology, is very dynamic. Other companies are devoting significant resources to improving existing battery technologies and developing new battery technologies. We cannot assure you that we will be able to compete effectively in any of their targeted market segments.

Intellectual Property Rights

Our success is dependent on our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We, through iQ Germany, hold two United States patents related to its technology, both of which will expire in the year 2014. iQ Germany has also applied for patents related to the iQ technology in Germany and the European Union. We, through iQ Germany, have been issued patents cover the battery temperature sensor and heating element design and configuration. We filed three additional patent applications in 1999 related to battery technologies that we have developed.

As part of our confidentiality procedures, we generally enter into nondisclosure and confidentiality agreements with each of our key employees, consultants, distributors and corporate partners and limits access to and distribution of our technology, documentation and other proprietary information. In particular, we have entered into non-disclosure agreements with each of our key employees and strategic partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to iQ Germany of employee inventions. There can be no assurance that our efforts to protect our intellectual property rights will be successful. Despite our efforts to protect our intellectual property rights, unauthorized third parties, including competitors, may from time to time copy or reverse engineer portions of the iQ technology and use such information to create competitive products.

Policing the unauthorized use of the iQ technology is difficult, and, while we are unable to determine the extent to which piracy of the iQ technology exists, such piracy can be expected to be a persistent problem. In addition, the laws of some countries in which the iQ technology is or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States. As a result, sales of products based on the iQ technology in such countries may increase the likelihood that iQ technology might be infringed upon by unauthorized third parties.

It is possible that the scope, validity and/or enforceability of our intellectual property rights could be challenged by competitors or other parties. We are currently in the process of recording our interests in the iQ technology with relevant authorities in applicable jurisdictions. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on our intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

iQ Germany has registered the trademark "iQ" in Germany. iQ Germany has applied for registration of its trademark in the United States, Canada and 10 European countries.

Environmental Matters

We currently contract with third-parties for the manufacture of our iQ battery prototypes. We currently do not incur any significant direct cost related to environmental compliance matters.

Employees

As of December 31, 1999, iQ Germany had 16 employees engaged in product research and development on a part- and full-time basis and 12 employees engaged in general and administrative and marketing functions on a part- and full-time basis. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our or iQ Germany's employees are covered by a collective bargaining agreement, and we believe iQ Germany's relations with its employees are good. We do not currently have any key man life insurance on any of our directors or executive officers.

                                  RISK FACTORS

Our inability to secure additional financing on acceptable terms could prevent or delay us from developing and commercializing the iQ technology which could decrease the value of the shares or cause us to go out of business.

We may need additional financing in order to fund our anticipated research and development efforts, or if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. If we fail to get the necessary financing on a timely basis, it might:

     o delay and increase the costs of development and commercialization of the iQ technology;
     o    cause us to default on some of our financial commitments;
     o    prevent us from being able to commercialize the iQ technology; and
     o force us to discontinue our operations or to look for a purchaser for the iQ technology or our business,

all of which would negatively impact your investment in the shares. If we raise money by selling additional securities, it could cause substantial reduction in the value of your shares. If we borrow funds from third parties, the money may not be available on a timely basis or on terms acceptable to us. We anticipate that our current working capital will be significant will satisfy our cash needs through the end of the year 2000.

The intense competition in the lead-acid battery industry may hinder our entry into the marketplace and may negatively impact our ability to commercialize the iQ technology.

Many of our competitors have:

     o    longer operating histories than we do;
     o substantial resources that are devoted to research and development, manufacturing, marketing and commercializing products;
     o products and technologies that are widely accepted by retail consumers and other buyers of batteries;
     o    long histories of reliable and effective use; and
     o established reputations and long-standing relationships with original equipment manufacturers.

all of which could hinder our entry into the marketplace and give them a large competitive advantage over us. We expect competition in the battery industry to intensify because many battery companies are consolidating or vertically integrating which, because they own all stages of production, allows them to make batteries at lower cost. In recent years, buyers of lead-acid batteries have also consolidated, reducing the number of customers for lead-acid batteries and increasing price competition.

Our inability to commercialize the iQ technology would have a material adverse effect on our business.

We believe that the iQ technology can be integrated into lead-acid batteries on a commercial basis, and that a commercially feasible manufacturing process can be developed. However, if we are not successful in doing so, it would materially, adversely affect our financial condition and results of operations and the value of your investment. Our design requires us to integrate the iQ technology with existing lead-acid battery technology. Neither we nor iQ Germany have manufactured prototypes of batteries based on the iQ technology in commercial quantities or have developed a commercial manufacturing process.

Our revenues will depend mostly on licensing the iQ technology or selling batteries that incorporate iQ technology which will make us vulnerable to changes in market demand. As a result, any decline in demand could materially, adversely affect our business.

We anticipate that all of our revenues will initially come from fees derived from licensing the iQ technology or, possibly, from the sale of our own batteries that incorporate the iQ technology. Consequently, any decline in the demand for such technology or batteries could materially, adversely affect us. We cannot guarantee that we will receive any revenues from the licensing of the iQ technology or from the sale of batteries incorporating the iQ technology, or that we can generate a profit. If we receive any revenues, the revenues may decrease after an initial period of market introduction due to factors such as:

     o    increased competition;
     o    changes in consumer preferences;
     o    changes in customer specifications, market saturation;
     o    government regulation of the battery industry;
     o    changes in demand from OEMs;
     o    changes in demand for automobiles;
     o    changes in economic conditions;

or other factors, many of which are beyond our control.

We may not be able to develop acceptable new electric power technologies or products and this could negatively affect our prospects for growth and our business.

We may not successfully complete the development or introduction of new electric power technologies or products, or, if we do, such technologies or products may not achieve market acceptance. In addition, we may experience delays in the development process. We believe our growth will depend upon our ability to develop and commercialize the iQ technology and to introduce new products and technologies that are attractive to consumers, OEMs, automobile manufacturers, automobile service providers and retailers of automotive batteries. We cannot assure you that we will be successful in doing so.

Market demand for the iQ technology and for batteries that incorporate the iQ technology is uncertain which may affect our ability to generate revenues and profits and may adversely affect your investment.

There may not be enough demand for the iQ technology or for batteries that incorporate the iQ technology to generate enough revenues so that we will make a profit. If so, this would adversely affect your investment. There are currently no commercially produced lead-acid batteries that use the iQ technology. As a result, the potential demand for batteries that use the iQ technology and the degree to which the iQ technology can meet market demand is difficult to estimate. Our success in gaining market acceptance for the iQ technology will be affected by a number of factors that are beyond our control, such as:

     o    the license fees for the iQ technology;
     o the willingness of consumers to pay a premium price for batteries incorporating the iQ technology;
     o    specifications of automobile manufacturers;
     o    the marketing and pricing strategies of competitors;
     o    the development of alternative technologies; and
     o    general economic conditions.

We expect to be dependent on a few key customers, and the loss of any one of them could significantly reduce our ability to generate revenues which will have an adverse affect on our business.

To the extent we depend upon key customers for a large percentage of our revenues, the loss of one or more of them or a significant reduction in licensing fees from one or more of them could have a material adverse effect on our business. We anticipate that a large portion of our revenues will come from license fees from a limited number of key customers including automobile manufacturers, aftermarket resellers and OEMs. To date, we have not entered into any licensing agreements for the iQ technology.

We will rely on third parties to supply development, manufacturing, marketing and distribution expertise which will make our success dependent upon their efforts. If they are not successful, it could negatively impact our ability to commercialize the iQ technology and our business.

Our future success is dependent on the development and maintenance of strategic relationships. If our strategic partners or third parties fail to perform effectively, we may not generate any revenues or a profit. We may rely upon strategic partners:

     o to assist us in the research and development of the iQ technology and future technologies;
     o    to  participate  in  the  later  stage   development  and  testing  of
          commercial prototypes;
     o    to manufacture products based on the iQ technology; and
     o    to market and distribute such products.

We have no experience in manufacturing battery technology or products. If we decide to manufacture and market our own product line, we will likely contract with a third-party manufacturer to manufacture, assemble, test and package our products to our specifications. We cannot assure you that we will be able to enter into such contracts on terms that are acceptable to us. In addition, third-party manufacturers are required to meet governmental and regulatory requirements including environmental and consumer safety requirements. If the third-party manufacturer we select should fail to comply with the regulatory requirements or be unable to meet our quantity and quality requirements, we will have to select another manufacturer, which may result in delays in delivering products to distributors or other purchasers.

We have no sales, marketing or distribution experience. To the extent that we depend on our strategic partners or third parties for marketing and distribution, any revenues received by us will depend upon their efforts. We cannot guarantee that such efforts will lead to a successful and effective sales force and distribution system. We may have to rely on experienced employees, strategic partners, distributors and third-party manufacturer's representatives to market our products. If we are unable to maintain or establish third-party distribution relationships, we may have to develop our own marketing and sales force with technical expertise and supporting distribution capabilities. We can not guarantee you that we will be successful in doing so.

Item 2.  Description of Properties.

Facilities

iQ Germany occupies approximately 528 square meters of leased office space at its headquarters in Unterhaching, Germany for its product development, marketing, support and administration operations. iQ Germany also occupies approximately 509 square meters of leased office space in Chemnitz, Germany. The Unterhaching lease terminates on February 28, 2005 and the Chemnitz lease may be terminated on the giving of six months' notice, but not before December 31, 2001. We maintain a license for our executive offices in Vancouver, British Columbia, Canada on a month-to-month basis.

Item 3.  Legal Proceedings.

As of the date hereof, there is no material litigation pending against us or iQ Germany. On January 3, 1994, a civil lawsuit was filed by Hans Engelhorn against Peter E. Braun and Horst Dieter Braun in the District Court of Berlin (Case No. 3 O 40/94). Mr. Engelhorn seeks to compel transfer of intellectual property rights related to the iQ technology or, alternatively, money damages of approximately DM500,000 (US$310,000). The intellectual property rights at issue are now held by iQ Germany. Mr. Engelhorn alleges that the Brauns had a contractual obligation to transfer the intellectual property to a partnership which has since been dissolved. Although the lawsuit is still pending, we have been advised by the Brauns that the prosecution of this lawsuit has not been pursued. We believe that the lawsuit is without merit and will not materially affect our rights in the intellectual property at issue.

From time to time, we and/or iQ Germany may be a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition and operating results.

Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to securities holders during the fourth quarter covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Range of Common Shares

Our Common Shares began trading on NASD Over The Counter Bulletin Board under the symbol IQPT on June 29, 1999. Prior to June 29, 1999, there was no public market for the Common Shares. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported on NASD Over The Counter Bulletin Board.

                                               NASD Over The Counter
                                                   Bulletin Board
                                            ----------------------------
                                                US$            US$
                                            -------------  -------------
                                                High           Low
                                            -------------  -------------
1999

   Second Quarter........................       1.7500        1.5000
   Third Quarter.........................       2.0312        1.4375
   Fourth Quarter........................       2.0938        1.375

2000

   First Quarter.........................       1.6875        0.8125
-----------------

The closing price for our common shares on the NASD Over The Counter Bulletin Board was US$0.8125 on April 5, 2000.

As of December 31, 1999, we had approximately 61 shareholders of record (including nominees and brokers holding street accounts), 3 shareholders of whom had addresses in the United States and who held 1,207,100 Common Shares, or 4.96% of our outstanding Common Shares.

We have never paid dividends on our Common Stock. We currently intend to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Selected Financial Data

Our selected consolidated financial data are qualified in their entirety by reference to and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report and the audited consolidated financial statements and notes included in this annual report. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 1999 and 1998, are derived from and are qualified by reference to our audited consolidated financial statements which appear in this annual report. These financial statements were prepared in accordance with Canadian GAAP.

                                                   Years Ended December 31
                                       1999                   1998                 1997
                                       ----                   ----                 ----
                                             (expressed in United States dollars;
                                       all amounts in thousands except per share data)
Statement of Operations
Data:
   Revenue..................      $       11            $       --         $         26
   Research and  development           1,137                   875                  486
   expenses.................
   General and administrative            702                   112                   94
    expenses................
   Net loss.................           3,157                 1,027                  597
   Comprehensive loss.......           1,981                 1,121                  597
Net loss per share .........      $     0.10(1)         $     0.09         $       0.05


                                                 At December
                                          1999                   1998
                                          ----                   ----
Balance Sheet Data:
  Cash and cash equivalents.              2,283                    13
  Working capital                         2,651                (1,550)
  (deficiency)..............
  Total assets..............              2,837                   250
  Non-current liabilities...                  2                    60
  Stockholders' equity......              2,649                (1,610)
-------------------------------------
(1) Pro forma net loss would have been $4,171,000 and net loss per share would have been $4,171,000 $0.22 per share if compensation cost for the Company's share options granted to employees had been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No.
     123. See, Note 7 (c) of the Company's financial statement for the years ended December 31, 1999, 1998 and 1997.

Management's Discussion and Analysis

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

Overview

The Company was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry and other industries. Since that date, we have been engaged primarily in research and product development efforts. Its primary product is a "smart" automotive starter battery, which combines several proprietary features designed to optimize automotive starter battery efficiency.

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

The Company believes that its historic spending levels are not indicative of future spending levels because it is in a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues. Prior to June 18, 1999, the financial statements of the Company and iQ Battery Research & Development GmbH ("iQ Germany") were presented as separate and distinct, as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on June 18, 1999, when the Company raised in excess of US$3,000,000 by equity financing. See "Liquidity and Capital Resources."

After June 17, 1999, all financial information is reported on a consolidated basis. Any financial information of the Company used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only.

     The Company's Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

No significant revenues were recorded in either the year ended December 31, 1999 or the year ended December 31, 1998.

As of December 31, 1999, the Company had an accumulated deficit of US$4,676,000. The Company incurred a net loss of US$2,157,000 for the year ended December 31, 1999, compared to a net loss of US$1,027,000 for 1998. The increase in net loss was primarily as result of the cost of the Company's public offering, increased research and development expenses and increased general and administrative expenses.

For the year ended December 31, 1999, the Company incurred research and development expenses of US$1,137,000 compared with US$875,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally related to research, product development, building prototypes and product testing. Expenses related to personnel increased to US$496,000 in 1999 compared to US$299,000 as the Company hired four additional research personnel and began development efforts related to its communication device technologies. Laboratory expenses increased to US$232,000 in 1999 compared to US$153,000 in 1998, as the Company increased research and development efforts and product testing. Office expenses related to research and development increased to US$145,000 in 1999 compared to US$54,000 in 1998 as a result of the Company's increased research and development efforts. Consulting fees declined by US$22,000, from US$153,000 in 1998 to US$131,000 in 1991, as the Company hired employees to provide similar services. Professional fees declined by US$83,000, from US$216,000 in 1998 to US$133,000 in 1998.

The Company incurred general and administrative expenses of US$702,000 for the year ended December 31, 1999 compared with US$112,000 for the comparable period of the prior year. The increase in administrative and general corporate expenses was due primarily to the cost of the Company's public offering and investor relations. The Company incurred financing expenses of US$120,000 in 1999 compared to US$3,000 in 1998; investor relations fees of US$80,000 in 1999 compared to nil in 1998; travel expenses of US$103,000 in 1999 compared to nil in 1998; and miscellaneous expenses of US$125,000 in 1999, all primarily attributable to the Company's initial public offering and investor relations activities. Personnel expenses related to general administration increased to US$91,000 in 1999 compared to US$18,000, as the Company hired 4 additional general administrative employees. Office expenses increased to US$25,000 compared to US$7,000 to support the increased business and administration activities. Consulting fees related to general administration decreased by US$3,000 to US$35,000 in 1999 compared to US$38,000 in 1998, while the Company incurred management fees of US$35,000 in 1999 compared to nil in 1998. During 1999, the Company paid membership fees of US$50,000 related to its membership in the MIT/Industry Consortium of Advance Automotive Electrical/Electronic Components and Systems. The Company's expenditures are expected to materially increase in 2000 as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.

     The Company's Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

The Company earned no revenues in the year ended December 31, 1998 and no material revenues in the year ended December 31, 1997.

As of December 31, 1998, the Company had an accumulated deficit of US$1,576,000. The Company incurred a net loss of US$1,027,000 for the year ended December 31, 1998, compared to a net loss of US$597,000 for the comparable period of the prior year primarily as result of the cost of its public offering, increased management and professional fees and increased employment expenses related to the hiring of additional employees during 1998. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

For the year ended December 31, 1998, the Company incurred research and development expenses of US$875,000 compared with US$486,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

The Company incurred general and administrative expenses of US$112,000 for the year ended December 31, 1998 compared with US$94,000 for the comparable period of the prior year. The increase in administrative and general corporate expenses was due primarily to increased consulting and professional fees.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. As of December 31, 1999, the Company had cash and cash equivalents of US$2,283,000. From inception to December 31, 1999, the Company had raised approximately US$2,311,000 (net of issuance costs) from the sale of such securities, excluding the issuance of 10,000,000 common shares for deemed proceeds of US$2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering of 5,500,000 common shares in the United States pursuant to which it received additional net proceeds of US$4,690,000. As a part of the issuance of 5,500,000 common shares the agent to the offering was granted 550,000 Agent Warrants entitling the agent to purchase 550,000 common shares for $1 per share in the first year of the warrant and for $1.50 per share in the second year of the warrant. During the period to December 31, 1999, 349,625 warrants were exercised for proceeds of $350,000.

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

The Company plans to finance its capital needs principally from the net proceeds of its past securities offerings and interest thereon and, to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its existing capital resources, will be sufficient to fund its operations through 2000. The Company's capital requirements depend on several factors, including the success and progress of its product development programs, the resources the Company devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company expects to devote substantial cash for research and development. The Company cannot adequately predict the amount and timing of our future cash requirements. The Company will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as its business performance.

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

Warrants

The Company entered into a US Investor Relations Service Agreement dated June 28, 1999, which provided for 500,000 warrants to purchase common shares of the Company. The agreement was cancelled on November 12, 1999 and the warrants were cancelled.

The Company has issued 100,000 one-year Service Warrants to Boyle International (Ghernsey) Investor Relations pursuant to an investor relation agreement dated December 8, 1999. Each warrant entitles the holder to purchase one common share exercisable as follows:

     (i) 50,000 warrants vesting on December 8, 1999, exercisable at a price of $2.00 per share;

     (ii) 50,000 warrants vesting June 1, 2000, exercisable at a price of $3.00 per share.

Year 2000 Issue

The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appears as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise. To prevent this from occurring, information systems needed to be updated to ensure they recognize the Year 2000.

The Company completed Year 2000 compliance measures and testing in November 1999, and shut down its computer systems on December 31, 1999. On January 3, 2000, the Company restarted its systems and conducted a review of its computer systems to identify the systems that were affected by the Year 2000. All of the Company's systems were operational without any adverse affect from the Year 2000 rollover. The Company also contacted each of its strategic partners, consultants, contractors and significant suppliers and have obtained assurances from some of them that their relevant operating software and systems are Year 2000 compliant. The Company places minimal reliance on data sensitive software and believes that its systems are Year 2000 compliant and that any remedial efforts to resolve Year 2000 issues that appear in the future would not result in a material effect on its results of operations. All tests were repeated in late January 2000, and the Year 2000 completion test was successfully passed in all locations of the Company.

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

Plan of Operation

Since June 1999, we finalized a pre-production run of batteries incorporating the iQ technology as well as the first prototypes of 36 V batteries including the iQ Chip. We also brought our laboratories in Chemitz into full operating status. We are currently undergoing the international standards organization
(ISO) and Verein Deutscher Automobilzulieferer (VDA), the Association of German automotive suppliers, certification that we anticipate will be finalized during 2000. ISO and VDA certifications are generally required for battery suppliers. No governmental or regulatory approvals are required for the development of battery technologies.

As part of our strategic plan, over the next 12 months, we intend to

Research and Development

     o    expand our research and development operations,
     o prepare for a pre-production and initial production of batteries that incorporate the iQ technology, and
     o    continue our third party testing program.

Marketing

     o enter into development contracts with customers of the automotive industry and other industries to apply our technology to their individual demand with the goal of producing and supplying the products that will be developed for these customers in their own production plants,
     o open a Detroit office for technical sales and to build a market presence in the US,
     o launch a new web site in April 2000, which we anticipate will be an important base for communication with customers and strategic partners and form the basis for future e-commerce solutions like software downloads, and online customer support etc., and
     o market the iQ Chip and our software as part of our technology for solutions regarding state of charger (SOC) and state of health (SOH) status indications for batteries to car manufacturers (OEMs) and/or their First Tier suppliers.

Financial

     o seek additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer, so that time-to-market of our first generation of products can be reduced.

We anticipate that we have sufficient working capital to satisfy our cash needs through December 31, 2000. We may need more money if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

Item 7.  Financial Statements

Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 13 herein, which financial statements are incorporated herein by reference in response to this Item 7.

Item 8.  Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

                        DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees are as follows:

Name                             Age    Position
----                             ---    --------

Directors and Executive
 Officers
Peter E. Braun                   36     President and Chief Executive Officer,
                                          Director
Dr. Gunther C. Bauer             50     Vice President, Research and
                                          Development, Director
Gerhard K. Trenz                 59     Vice President, Finance and Chief
                                          Financial Officer
Russell French                   52     Director
Hans Ambos                       65     Director
John Lawson                      58     Director
Gregory A. Sasges                39     Secretary and Director
Eckehard Endler                  56     Development Engineer

Key Employees
Rolf Kohler                      54     Development Engineer
Friedrich-Wilhelm Schutz         58     Director, Material Management,
                                         Electronic Production and Quality
                                         Control
Steffen Tschirch                 38     Director of Research and Development
-----------------------------

Directors and Executive Officers

Peter E. Braun has served as a director and as our President and Chief Executive Officer since September 1998. From 1994 to the present, Mr. Braun has also served as Managing Director of iQ Germany. From 1992 to 1994, Mr. Braun worked for Daimler Benz as an in-house consultant to Deutsche Aerospace. Mr. Braun received a Masters of Science degree in Aeronautic Engineering and Space Technology from the Technical University of Berlin in 1992.

Dr. Gunther C. Bauer has served as a director and as our Vice President, Research and Development since September 1998. From 1994 to the present, Dr. Bauer has also served as Vice President, Engineering of iQ Germany. From 1993 to 1994, Dr. Bauer was responsible for creating a Profit Center within the Daimler Benz Group, an German automobile manufacturer, and from 1992 to 1993, he was responsible for business strategy with the TEMIC Group, a wholly-owned subsidiary of Daimler-Benz Aerospace A.G. From 1987 to 1992, Dr. Bauer served in positions with German Aerospace, including Head of Staff of Innovations Field Logic and Director of Corporate Development for Business Aeronautics. Since 1980, Dr. Bauer has been a Lecturer at the University of the Bundeswehr German Forces in Munich, Germany. Dr. Bauer received his Master of Science in Electronics from the Technical University of Munich and his doctorate in Mechanical Engineering from the University of Dortmund in Dortmund, Germany.

Gerhard K. Trenz has served as our Vice President, Finance and our Chief Financial Officer since September 1998. From 1996 to the present, Mr. Trenz has also served as Vice President, Finance at iQ Germany. From 1988 to 1996, Mr. Trenz headed Semicustom, a business unit of the Siemens Group, as Vice President, Finance and Business Administration of Siemens Semiconductor Division. From 1970 to 1988, Mr. Trenz held various positions in the Siemens Group including Controller of Technology Development for ICs, in-house consultant for the Corporate Strategic Planning Group of Siemens and Vice
President, Finance and Business Administration of Lormont / Bordeaux, a production site of Siemens in France. Mr. Trenz received his Master of Science degree in Telecommunications and Business Administration at the Technical University of Munich.

Russell French has served as a director since 1994. From December 1994 to August 1998, Mr. French served as our President. From 1993 to the present, Mr. French has been a principal of Mayon Management Corp., a company organized to manage, organize and find new business ventures. Mr. French currently serves as a director and President of AlPaka Resources Corp. Mr. French is a past director and President of Pacific Falkon Resources Corp. and a past director of International Precious Metals Corporation.

Hans Ambos has served as a director since June 1999. Mr. Ambos has broad experience in the high technology field generally and senior management expertise in advanced technology development, including service with Daimler-Benz Aerospace, the German Ministry of Defence, Dornier Aerospace, the NATO MRCA Management Agency (NAMMA), and the NATO Industrial Advisory Group
(NIAG). Mr. Ambos first worked as an aeronautical engineer in Germany progressing to higher levels of management in research and technology development, and project management. Subsequently, he has held various high senior management positions including executive board member for research and development at Dornier (which included strategic co-operation with Canadair and Bombardier), executive officer responsible for corporate strategy for Daimler-Benz Aerospace reporting to Mr. Jurgen Schrempp, the current chairman of the Daimler-Chrysler Group, and national and international advisor for technology to Daimler-Benz Aerospace. In addition, he serves as a board member with both the International Society for Innovation out of the University of Bern, Switzerland and the Forum for Aerospace of Bonn/Berlin, a mirror body to the Parliamentary Group for Aerospace in the German parliament.

John Lawson has served as a director since October 1999. Mr. Lawson is the President, Business Aircraft Sales, for Bombardier Aerospace with responsibility for the sales of the Learjet family, Canadair Challenger, Bombardier Global Express and Canadair Regional Jet. Mr. Lawson formerly served as president of Canadair Business Aircraft, vice-president marketing and international sales at Canadair, and vice-president Challenger product support, and held other executive positions with both Andrew Canada and Canadair. Mr. Lawson graduated from the Royal Military College of Canada and the University of Toronto with a Bachelor of Science degree in electrical engineering. Mr. Lawson brings to iQ Power over 25 years of senior corporate management experience with some of the most complex manufacturing concerns in Canada and will spearhead iQ's development of its international marketing and sales division.

Gregory A. Sasges has served as our Secretary since December 1, 1998, and was elected a director on June 30, 1999. Mr. Sasges is a partner in a Vancouver law firm through his personal corporation and has practiced law continually for the past 13 and 1/2 years with a preferred area of practice in corporate and securities law. Mr. Sasges also currently serves as the corporate secretary and is a former director of High Desert Mineral Resources, Inc., a mineral resource company. Mr. Sasges is a past director of Alpaka Resources Corp. and a past corporate secretary of GHK Resources Ltd. and Consolidated Silver Tusk Mines Ltd., all of which were mineral resource companies. Mr. Sasges received his Bachelor of Commerce and Bachelor of Laws degrees from the University of British Columbia, Canada, in 1984 and 1985 respectively.

All officers are appointed annually by the board of directors and serve at the pleasure of the board. All directors are elected annually at the annual general meeting of shareholders and serve until the next annual general meeting, or until their successors are elected and qualified.

KEY EMPLOYEES:

Our key employees are:

Eckehard Endler has served as a Development Engineer since 1998. From 1994 to the present, Mr. Endler has also served as manager, Measurement and Laboratories of iQ Germany. From 1978 to 1994, Mr. Endler worked as a Development Engineer for a textile company. He received a degree in Electrical Engineering from The Senior Technical College in Dresden, Germany in 1973.

Rolf Kohler has served as a Development Engineer since 1998. From 1973 to 1997, he served as a Development and Test Engineer at Foron, a white goods producer, in Chemnitz, Germany. Mr. Koehler received a degree in Electronic Device Construction from The Senior Technical College in Midweida / Chemnitz in 1973.

Friedrich-Wilhelm Schutz has served as our Director, Material Management, Electronic Production and Quality Control since 1998. In 1997, Mr. Schutz held the same position in iQ Germany. From 1967 to 1996, Mr. Schutz worked in the field of production and project development at Deutsche Aerospace, Bosch and
Rhode & Schwarz. Mr. Schutz received his Master of Science degree in Telecommunications from the Senior Technical College in Cologne, Germany and in Microelectronics from the Technical University in Aachen, Germany in 1967.

Steffen Tschirch has served as our Director of Research and Development since 1998. From 1994 to the present, Mr. Tschirch held the same position at iQ Germany. From 1989 to 1993, Mr. Tschirch worked as a Scientific Assistant at the Technical University of Chemnitz, Germany. Prior to that period, Mr. Tschirch studied at the Technical University of Chemnitz with a focus on Physics and Electronic Components and received his Master of Science degree in 1989.

Item 10.  Executive Compensation

                     COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the compensation paid to our directors and officers during the fiscal year ended December 31, 1999. The amounts shown for Gunther C. Bauer, Peter E. Braun and Gerhard K. Trenz reflects salary paid to the officer or director by iQ Germany during the fiscal year ended December 31, 1999. For your convenience, we have converted Deutschmark salary amounts into U.S. dollars using the average noon buying rate in New York City for cable transfers payable in Deutschmarks, as certified for customs purposes by the Federal Reserve Bank of New York for the relevant period.


                                             Summary Compensation Table
                                             (in United States Dollars)
                                 Annual Compensation                       Long Term Compensation
                      -------------------------------------    -----------------------------------------
                                                                           Awards             Payouts
                                                                ----------------------------------------
                                                                                Restricted
                                                                 Securities     Shares or
                      Fiscal                       Other Annual     under       Restricted     LTIP
 Name and Principal    Year    Salary    Bonus     Compensation Options/SARs   Share Units    Payouts    All Other
      Position         Ended    (US$)    (US$)        (US$)      Granted (#)      (US$)        (US$)   Compensation
---------------------------------------------------------------------------------------------------------------------
Gunther C. Bauer,      1999     96,000       -           -         1,000,000        -            -           -
  Vice President
  Research and
  Development

Peter E. Braun,        1999    102,000       -           -         1,000,000        -            -           -
  President and CEO

Russell French,        1999   72,000(1)      -           -         1,000,000        -            -           -
  Director

Gerhard K. Trenz,      1999     84,000       -           -          200,000         -            -           -
  Vice President,
  Finance and CFO

-----------------------

(1) Represents consulting fees paid to Mayon Management Corp., a corporation controlled by Russell French.

We do not have a long-term incentive plan under which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of our securities) was paid or distributed to the executive officers listed above during the most recently completed financial year.

During our most recently completed financial year ended December 31, 1999, we did not have a pension plan for our directors, officers or employees.

Director Compensation

Other than compensation paid to Peter Braun, Gunther Bauer and Russell French, as disclosed above under the sub-heading "Compensation of Directors and Officers," none of our directors have received any cash compensation, directly or indirectly, for their services rendered during our most recently completed financial year. We do not have any non-cash compensation plans for our directors and we do not propose to pay or distribute any non-cash compensation during the current financial year, other than by granting stock options.

Options to Purchase Securities

During our most recently completed financial year ended December 31, 1999, we have granted our directors and officers the stock options described below under "Item 11 Security Ownership of Certain Beneficial Owners and Management." During our most recently completed financial year ended December 31, 1999, none of our directors or officers exercised any stock options. In addition, during our most recently completed financial year ended December 31, 1999, we did not do any SAR or stock option repricings. Since the completion of our fiscal year ended December 31, 1999, we have not granted any stock options.

Employment Agreements

Effective September 1, 1998, Peter E. Braun, Dr. Gunther C. Bauer and Gerhard Trenz have entered into employment agreements with us, providing for annual salaries of US$102,000, US$96,000 and US$84,000, respectively. Mr. Braun's and Dr. Bauer's employment agreements are for a term of five (5) years. Mr. Trenz's employment agreement is for a term of three (3) years. The employment agreements are governed by the laws of Germany.

1998 Stock Option Plan

In December 1998, our board of directors adopted the 1998 Stock Option Plan. The Stock Option Plan will terminate on the earlier of June 30, 2008 or such other date as the board of directors may determine. The Stock Option Plan is administered by the board of directors (or a committee thereof) and provides that options may be granted to our officers, directors, employees and other persons, including consultants, as determined by the Plan Administrator in its sole discretion.

The options issued under the Stock Option Plan are exercisable at a price fixed by the Plan Administrator, in its sole discretion; provided that options granted in substitution for outstanding options of another corporation in connection with a merger, consolidation, acquisition of property or stock or other reorganization involving such corporation and us or any of our subsidiaries may be granted with an exercise price equal to the exercise price for the substituted option of the other corporation, subject to adjustment. Subject exceptions in the Stock Option Plan relating to death, divorce and estate planning techniques, options granted under the Stock Option Plan are non-assignable and non-transferable.

The maximum number of the shares reserved for issuance under the Stock Option Plan, including options currently outstanding is 4,795,000 shares. As of December 31, 1999 a total of 4,420,000 options are issued and unexercised.

Indebtedness of Directors and Senior Officers

None of our directors or senior officers or any of our associates or affiliates, are or have been indebted to us at any time since the beginning of the last completed financial year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 1999 information concerning the beneficial ownership of our shares, by persons who are known by us to own beneficially more than 10% of shares, by each of the persons named in the table under the caption "Compensation of Directors and Officers" and by all of our directors and executive officers as a group. The calculations in the table are based on an aggregate of 24,329,050 shares outstanding as of December 31, 1999. Unless otherwise noted all addresses of the beneficial owners are Erlenhof Park, Inselkammer Strasse 4, D-82008, Unterhaching, Germany. The symbol "*" indicates that the amount shown is less than 1% of outstanding shares.

   Name and Address                                Number of        Percentage of Class
   of Beneficial Owner                               shares
  ----------------------------------------------------------------------------------------
  Gunther Bauer(1)........................          3,454,000(1)          13.69%(1)
  Horst Dieter Braun......................          1,750,000              7.19%
  Peter E. Braun(2).......................          3,000,000(2)          11.89%(2)
  Gerhard Trenz(3)........................            162,963(3)              *
  Russell French(4)                                 1,136,214(4)            4.5%(4)
    Suite 708-A
    1111 West Hastings Street
    Vancouver, B.C.  V6E 2J3
  All Directors and Officers as a Group(5)          8,202,506(5)          29.81%(5)
--------------------------------------------------------------------------------

(1) Includes vested options to purchase 900,000 shares within 60 days of December 31, 1999 and 54,000 shares held by Mr. Bauer's spouse, Christiane Bauer.

(2) Includes vested options to purchase 900,000 shares within 60 days of December 31, 1999. (3) Includes vested options to purchase 133,333 shares within 60 days of December 31, 1999.

(4) Includes 236,213 shares held by Mayon Management Corp., a corporation controlled by Mr. French, also includes vested options to purchase 900,000 shares within 60 days of December 31, 1999.

(5) Includes vested options to purchase 3,183,333 shares within 60 days of December 31, 1999.

We have been advised that Gunther Bauer, Horst Dieter Braun, Peter E. Braun, Karin Wittkewitz and Gerhard Trenz and all other former shareholders of iQ Germany have entered into a Shareholders Agreement in which they have agreed to act jointly with respect to the voting of our shares held by them.

As of December 31, 1999, the following options to purchase our shares are outstanding.


Optionee                                  Number of Shares          Exercise Price           Expiration Date
--------                                  ----------------          --------------           ---------------
Issued to officers, directors
and key employees
Gregory A. Sasges                              50,000                  US$1.00                    12/01/08
Joachim Schweizer                              50,000                     1.00                    12/01/08
Steffen Tschirch                               50,000                     1.00                    12/01/08
Joanne Gaska                                   25,000                     1.00                    12/01/08
Eckehard Endler                                20,000                     1.00                    12/01/08
Friedrich-Wilhelm Schutz                       20,000                     1.00                    12/01/08
Rolf Kohler                                    10,000                     1.00                    12/01/08
Russell French                                800,000                     1.00                    12/01/08
Peter E. Braun                                800,000                     1.00                    12/01/08
Gunther Bauer                                 800,000                     1.00                    12/01/08
Gerhard K. Trenz                              200,000                     1.00                    12/01/08
Russell French                                200,000                     1.00                    06/28/09
Gunther Bauer                                 200,000                     1.50                    07/07/09
Peter E. Braun                                200,000                     1.50                    07/07/09
John Lawson                                   250,000                     1.75                    10/15/09
Hans Ambos                                    100,000                     1.75                    10/15/09

Issued to employees and
consultants

                                              145,000                     1.00                    06/28/09
                                              150,000                     1.00                    04/30/00
                                              150,000                     1.00                    06/28/01
                                              200,000                     *                       10/15/09
TOTAL:                                      4,420,000

*    Vested on a two year period on an exercise price range from $2.00 to $4.00.


Item 12.  Certain Relationships and Related Transactions.

In March 1995, iQ Germany entered into an Industrial Property Rights and Know-How Agreement with Horst Dieter Braun and Peter Braun. Under the Industrial Property Rights Agreement, Horst Dieter Braun, a principal shareholder of our company, and Peter Braun, a principal shareholder, director and officer of our company, transferred to iQ Germany all their right, title and interest to patents and other intellectual property rights related to starter batteries technologies, and the German registered national trademark "iQ" in consideration for payment of a one time payment of DM400,000 and royalties equal to 40% of our revenues from license fees and 20% of our gross revenues (excluding license fees) until the Year 2000. In August 1996, iQ Germany entered into a supplemental contract with Messrs. Braun, which supplements the obligations of Messrs. Braun under the Industrial Property Rights Agreement, requires them to undertake all necessary actions to convey the Braun IP Rights and acknowledges a civil dispute in District Court Berlin (Case No. 3 0 40/94) regarding a partnership in which

Messrs. Braun were involved. In September 1996, iQ Germany entered into an extension of the Industrial Property Rights Agreement with Messrs. Braun. Under the extension, the one time payment of DM400,000 is allocated DM300,000 to Horst Dieter Braun and DM100,000 to Peter Braun, and iQ Germany's obligations to Messrs. Braun are offset by payments on bank loans made by iQ Germany on behalf of Horst Dieter Braun in the cumulative amount of DM275,000 and on behalf of Peter Braun in the cumulative amount of DM120,000. In December 1996, the Industrial Property Rights Agreement was amended to provide that, until iQ Germany has the ability to pay or until it is liquidated, the one time payment of DM400,000 due under the Industrial Property Rights Agreement, may be delayed. In October 1998, Messrs. Braun waived their right under the Industrial Property Rights Agreement to receive royalties equal to 40% of our revenues from license fees and 20% of our gross revenues (excluding license fees).

In December 1998, iQ Germany, Horst Dieter Braun and Peter Braun entered into an Agreement Re Rights and Interests amending and supplementing the payment terms of the Industrial Property Rights Agreement previously entered into among the parties. The Agreement Re Rights and Interests provided that the one time payment of DM400,000 due under the Industrial Property Rights Agreement is payable only out of and only to the extent of the gross profits of iQ Germany. In December 1998, iQ Germany, Horst Dieter Braun and Peter Braun entered into a Trademark Assignment Agreement amending and supplementing the Industrial Property Rights Agreement to restate the assignment of all rights and interest in German Trademark No. 2,061,981 for the "iQ" trademark and design. In December 1998, iQ Germany, Horst Dieter Braun and Peter Braun entered into a Patent Assignment Agreement amending and supplementing the Industrial Property Rights Agreement to restate the assignment of all rights and interest in German Patent No. 41 42 628 and other patents and patent applications related to the iQ technology.

In December 1996, iQ Germany entered into an agreement with Dr. Bauer in which Dr. Bauer agreed not to enforce his claim to the payment of DM95,000 owed to Dr. Bauer under an agreement dated March 15, 1994 with us unless iQ Germany has the ability to redeem the obligation or unless a surplus exists after any liquidation of iQ Germany.

We have  entered  into  employment  and  confidentiality  agreements,  effective
September 1998, with Peter Braun, Dr. Bauer, and Gerhard Trenz, our Vice-President, Finance and Chief Financial Officer. We have also entered into a confidentiality agreement with Russell French, a director of our company. The confidentiality agreements restrict competition with us for a period of five years, and require that our confidential information be kept confidential and that all work product, copyrights, inventions and patents produced during the employment relationship will be our property.

In August 1998, we entered into a consulting agreement with Mayon Management Corp., a corporation controlled by Mr. French. The agreement is for an initial term of three (3) years and provides for a base annual fee of US$72,000 and for the reimbursement of reasonable expenses. The agreement superseded a management agreement between us and Mayon dated January 1997.

In August 1998, we entered into a Share Exchange Agreement with iQ Germany and the shareholders of iQ Germany including Dr. Bauer and Peter E. Braun and Horst Dieter Braun and Ms. Wittkewitz under which we acquired all the issued and outstanding shares in iQ Germany in exchange for 10,000,000 shares at a deemed price of US$0.25 per common share. Under the terms of the Share Exchange Agreement, the former shareholders of iQ Germany, as a group, have been granted a limited right to require us to repurchase all, but not less than all, of the our shares received by such shareholders. The repurchase right terminated at the close of our initial public offering on June 18, 1999.

In August and September of 1998, we entered into Atypical Share Exchange Agreements with each of the holders of atypical shares of iQ Germany, including Mr. Trenz, under the terms of which we issued into escrow an additional 2,800,000 shares against the deposit into escrow of "atypical shares" of iQ Germany held by such holders. The shares and the "atypical shares" were released from escrow to us and the common shares were released to the former holders of atypical shares at the close of our initial public offering on June 18, 1999.

In connection with the Share Exchange transaction, our shareholders and the former holders of common stock and atypical share of iQ Germany, including Mr. French, Peter Braun, Dr. Bauer, Horst Dieter Braun, Mr. Trenz and Ms.

Wittkewitz, entered into a pooling agreement under the terms of which an aggregate of 16,979,424 shares in our company are held in escrow subject to conditions governing their release.

Item 13.  Exhibits and Reports on Form 8-K.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following financial statements of the Registrant and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

(a)  1.  Consolidated Financial Statements

                                                                            Page
                                                                            ----
         Report of Independent Auditors ....................................F-1
         Consolidated Balance Sheets .......................................F-2
         Consolidated Statement of Loss and Comprehensive Loss  ............F-3
         Consolidated Statement of Changes in Stockholders' Equity .........F-4
         Consolidated Statement of Cash Flows ..............................F-5
         Notes to the Consolidated Financial Statements ....................F-6

     2.    Exhibits:

         The following Exhibits are filed as part of this report:

 Exhibit
 Number             Description
 ------             -----------
  2.1(1)            Certificate  of  Incorporation  dated December 20, 1994, for
                    3099458 Canada Inc.

  2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

  2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

  2.4(1) Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

  2.5(1)            By-law Number One General By-Law of iQ Power Technology Inc.
                    dated December 31, 1997, as confirmed on June 30, 1998

  6.1(1)            Form of Atypical Share Exchange Agreement

  6.2(1) Share Exchange Agreement dated August 25, 1998, between iQ Power Technology Inc., iQ Battery Research and Development GmbH and the Shareholders of iQ Battery Research and Development GmbH

  6.3(1) Pooling Agreement No. 1 dated August 25, 1998, between iQ Power Technology Inc., Montreal Trust Company of Canada and the Shareholders of iQ Power Technology Inc.

  6.4(1) Pooling Amendment Agreement dated August 15, 1998, between iQ Power Technology Inc., Montreal Trust Company of Canada and the Shareholders of iQ Power Technology Inc.

  6.5(1) Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp.

  6.6(1) Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp.

  6.7(1)            Employment  Agreement dated August 31, 1998 with Dr. Gunther
                    C. Bauer

  6.8(1)            Employment  Agreement  dated  August 31,  1998 with Peter E.
                    Braun

  6.9(1)            Employment Agreement dated September 1, 1998 with Gerhard K.
                    Trenz

  6.10(1)           Form  of   Confidentiality   Agreement   between   iQ  Power
                    Technology Inc. and certain Officers of the Company

 Exhibit
 Number             Description
 ------             -----------

  6.11(1) Lease Agreement by and between iQ Battery Research and Development GmbH and Spima Spitzenmanufaktur GmbH dated December 9, 1997 (Translated to English)

  6.12(1)           Commercial   Lease  Agreement  by  and  between  iQ  Battery
                    Research and Development GmbH and Josef Landthaler, GmbH dated May 9, 1996, as amended (Translated to English)

  6.13(1)           Form of iQ Germany Confidentiality  Agreement (Translated to
                    English)


  6.14(1)           Form   of   iQ   Germany   Employee    Confidentiality   and
                    Nondisclosure Agreement (Translated to English)

  6.15(1) Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft (Translated to English)

  6.16(1) Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)

  6.17(1) Mutual Confidentiality Agreement among iQ Battery Research and Development GmbH, Akkumulatorenfabrik Moll GmbH & Co. KG, and Audi dated May 26, 1998 (Translated to English)

  6.18(1) Confidentiality Agreement between iQ Battery Research and Development GmbH and Mercedes Benz Aktiengessellschaft dated March 21, 1997 (Translated to English)

  6.19(1) Letter Agreement between iQ Battery Research and Development GmbH and Manufacturer of Batteries Moll Ltd. dated August 3, 1998 (Translated to English)

  6.20(1) Mutual Confidentiality Agreement between iQ Battery Research and Development GmbH and Manufacturer of Batteries Moll dated September 8, 1997 (Translated to English)

  6.21(1) Loan Contract by and between Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 28, 1996 (Translated to English)

  6.22(1) Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated March 15, 1995 (Translated to English)

  6.23(1) Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Deiter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)

  6.24(1) Extension of Contract regarding Industrial Property Rights and Know How by and between Deiter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)

  6.25(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Peter Braun dated August 28, 1994 (Translated to English)

 Exhibit
 Number             Description
 ------             -----------

  6.26(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Dr. Gunther Bauer dated October 30, 1996 (Translated to English)

  6.27(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)

  6.28(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Gunther Bauer dated December 27, 1996 (Translated to English)

  6.29(1) Waiver among H. Dieter Braun, Peter E. Braun, Gunther Bauer, Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 19, 1997 (Translated to English)

  6.30(1) Agreement by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated October 9, 1998 (Translated to English)

  6.31(1)           1998 Stock Option Plan

  6.32(1)           Form of Stock Option Agreement

  6.33(1) License Agreement dated September 1, 1998 between iQ Power Technology, Inc. and Mattalex Management Ltd.

  6.34(1) Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun and Peter E. Braun

  6.35(1) Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun

  6.36(1) Patent Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun and Peter E. Braun

  6.37(2) Pooling Agreement No. 2 dated December 1, 1998 between iQ Power Technology, Inc., Montreal Trust Company of Canada and certain shareholders of iQ Power Technology, Inc.

  6.38(2) Lease Agreement effective as of February 16, 1999 between Dr. Arne Curt Berger and iQ Battery Research & Development GmbH (translated to English)

  6.39(2) Rescission Agreement dated January 13, 1999 between Spima Spitzenmanufaktor GmbH and iQ Battery Research & Development GmbH

  6.40 Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH

  6.41              Investor  Relations  Consulting  Agreement dated December 8,
                    1999  between  Boyle   International   (Guernsey)   Investor
                    Relations and iQ Power Technology Inc.

   7.1(1)           List of Material Foreign Patents

  10.1              Consent of Deloitte & Touche GmbH
                    Wirtschaftsprufungsgesellschaft

  13.1(1)           Form F-X Consent
-----------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).

(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).


(b)      Report on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2000.



                                       IQ POWER TECHNOLOGY INC.


                                       By:  /s/ Peter E. Braun
                                            ------------------------------------
                                            Peter E. Braun, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of iQ Power Technology Inc. in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Peter E. Braun
---------------------------    President, Chief Executive         April 13, 2000
Peter E. Braun                 Officer and Director
                               (principal executive officer)



/s/ Gerhard K. Trenz           Vice-President, Finance            April 13, 2000
---------------------------    (chief financing officer)
Gerhard K. Trenz



/s/ Gunther Bauer              Vice-President, Research and       April 13, 2000
---------------------------    Development and Director
Dr. Gunther C. Bauer


/s/ Russell French             Director                           April 13, 2000
---------------------------
Russell French

                               Director                           April __, 2000
---------------------------
Hans Ambos


/s/ Gregory Sasges             Secretary and Director             April 13, 2000
---------------------------
Gregory A. Sasges

Auditors' Report and Consolidated Financial Statements








iQ POWER TECHNOLOGY INC.
(a development stage company)

December 31, 1999

Independent Auditors' Report

To the Board of Directors and the Shareholders of iQ Power Technology Inc.
(a development stage company)

We have audited the consolidated balance sheets of iQ Power Technology Inc. (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998 and the consolidated results of its operations, and its cash flows for each of the years in the three year period ended December 31, 1999 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities when they become due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Munich, February 4, 2000



/s/ Deloitte & Touche GmbH
Deloitte & Touche GmbH
Wirtschaftsprufungsgesellschaft
iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET
(Expressed in United States dollars;
all amounts in thousands except per share data)

----------------------------------------------------------------------------------------------------------
                                                                         December 31,        December 31,
                                                                                 1999                1998
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash and cash equivalents                                                  $ 2,283                $ 13
   Receivable from shareholders                                                    62                  49
   Accounts receivable                                                            180                 119
   Prepaids and deposits                                                           15                   1
----------------------------------------------------------------------------------------------------------
Total current assets                                                            2,540                 182

EQUIPMENT, net (Note 6)                                                           297                  68
----------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 2,837               $ 250
----------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
   Bank indebtedness                                                              $ 1               $ 125
   Accounts payable                                                               130                 538
   Accrued liabilities                                                             55                 172
   Loans from iQ Power                                                              -                 886
   Current portion of bank debt                                                     -                   1
   Due to shareholders                                                              -                  78
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                         186               1,800

BANK DEBT - non-current                                                             2                   3

NON-CURRENT DUE TO  SHAREHOLDERS                                                    -                  57
----------------------------------------------------------------------------------------------------------
Total liabilities                                                                 188               1,860
----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Note 7)

Authorized:
  An unlimited number of common shares of no par value.
Issued and outstanding:
      24,329,050 common shares at December 31, 1999
      12,800,000 common shares at December 31, 1998                             5,904                  60
Additional paid-in capital                                                        396                   -
Accumulated other comprehensive income (loss)                                      82                 (94)
Accumulated deficit, during development stage                                  (3,733)             (1,576)
----------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                            2,649              (1,610)
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 2,837               $ 250
----------------------------------------------------------------------------------------------------------

CONTINUING OPERATIONS (Note 2)


         See accompanying notes to consolidated financial statements
iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in United States dollars;
all amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                             Cumulative from
                                            date of inception        Year ended        Year ended         Year ended
                                             to December 31,       December 31,      December 31,       December 31,
                                                        1999               1999              1998               1997
---------------------------------------------------------------------------------------------------------------------
Sales and other revenues                       $         176        $        11       $         -        $        26
---------------------------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses:
      Personnel                                        1,295                496               299                132
      Laboratory                                         704                232               153                115
      Office                                             279                145                54                 34
      Consulting services                                532                131               153                 96
      Professional fees                                  666                133               216                109
---------------------------------------------------------------------------------------------------------------------
                                                       3,476              1,137               875                486

  General and administrative expenses:
      Personnel                                          171                 91                18                 52
      Financing                                          151                120                 3                  -
      Office                                              59                 25                 7                  6
      Consulting services                                102                 35                38                  2
      Professional fees                                  143                 37                46                 34
      Management fees                                     36                 36                 -                  -
      Investor relations                                  80                 80                 -                  -
      Research memberships                                50                 50                 -                  -
      Travel                                             103                103                 -                  -
      Other                                              125                125                 -                  -
---------------------------------------------------------------------------------------------------------------------
                                                       1,020                702               112                 94

  Interest                                               133                 15                46                 44
  Stock based compensation                               368                368                 -                  -
---------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                         4,997              2,222             1,033                624

INTEREST INCOME                                          (63)               (54)               (6)                (1)
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                              (4,758)            (2,157)           (1,027)              (597)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income:

  Accumulated other comprehensive
    income (loss)                                         82                176               (94)                 -
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                             $      (4,676)       $    (1,981)      $    (1,121)       $      (597)
---------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share               $       (0.35)       $     (0.10)      $     (0.09)       $     (0.05)
---------------------------------------------------------------------------------------------------------------------
Basic and diluted weighted average
  number of shares outstanding                     13,484,439        18,959,952        12,800,000         12,800,000
---------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Expressed in United States dollars;
  all amounts in thousands except per share data)
--------------------------------------------------------------------------------


                                                                             Accumulated                            Total
                                                                Additional      Other                       Shareholders'
                                  Common shares                   Paid-In    Comprehensive    Accumulated          Equity
                                         Shares       Amount      Capital     Income (Loss)      Deficit         (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                100      $   60      $     -      $       -        $    (173)      $     (113)
Issue of shares                                                                                                         -
Net loss                                                                                            (341)            (341)
Allocation of loss to
  atypical shares                                                                                    379              379
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                100          60            -              -             (135)             (75)
Issue of shares                                                                                                         -
Net loss                                                                                            (496)            (496)
Allocation of loss to
  atypical shares                                                                                    139              139
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                100          60            -              -             (492)            (432)
Issue of shares                                                                                                         -
Net loss                                                                                            (597)            (597)
Allocation of loss to
  atypical shares                                                                                    312              312
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                100          60            -              -             (777)            (717)
Issue of shares                                                                                                         -
Net loss                                                                                          (1,027)          (1,027)
Allocation of loss to
  atypical shares                                                                                    228              228
Other comprehensive (loss) -                                                                                            -
  foreign currency translation
  adjustments                                                                       (94)                              (94)
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                100          60            -            (94)          (1,576)          (1,610)
Reorganization of capital on
  reverse acquisition                12,799,900
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                     11,179,425      5,495                                                         5,495
Stock based compensation                                             396                                              396
Exercise of warrants                     349,625        349                                                           349
Net loss                                                                                          (2,157)          (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                       176                               176
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          24,329,050    $ 5,904        $ 396         $   82       $   (3,733)       $   2,649
--------------------------------------------------------------------------------------------------------------------------



     See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars;
  all amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                       Cumulative
                                                     from date of
                                                      Inception to       Year ended       Year ended      Year ended
                                                      December 31,     December 31,     December 31,    December 31,
                                                              1999             1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                            $ (4,758)          $ (2,157)        $ (1,027)         $ (597)
   Items not affecting cash
      Depreciation and amortization                         115                 71               20              12
      Stock based compensation                              368                368                -               -
   Changes in non-cash working capital
      Increase in accounts receivable                      (180)               (42)              (2)            (47)
      Increase in prepaid and deposits                      (15)                 4                -               -
      Increase (decrease) in accounts payable               130               (707)              243             50
      (Decrease) increase in accrued liabilities             55               (163)               41             55
---------------------------------------------------------------------------------------------------------------------
                                                         (4,285)            (2,626)             (725)          (527)
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
   Additions to property, plant and equipment              (412)              (300)              (42)           (46)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   (Decrease) increase in short-term debt                     1               (124)               68              3
   (Decrease) increase in due to shareholder                (62)               (13)               36             (2)
   Advances received from external parties                  296                  -               142            254
   (Decrease) increase in other long-term debt                2                 (2)              (35)             6
   Cash acquired on business combination                  4,718              4,718                 -              -
   Advances from subsidiary                                 581                260               321              -
   Issuance of shares                                       409                349                 -              -
   Issuance of atypical shares                            1,025                  -               228            312
---------------------------------------------------------------------------------------------------------------------
                                                          6,970              5,188               760            573
---------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND
  CASH EQUIVALENTS                                        2,273              2,262                (7)             -

FOREIGN EXCHANGE MOVEMENT                                    10                  8                 2              -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         -                 13                18             18

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $ 2,283            $ 2,283             $  13           $ 18
---------------------------------------------------------------------------------------------------------------------



    See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. (iQ Power) was incorporated under the Canada Business Corporations Act on September 20, 1994. IQ Power entered into a share exchange agreement with iQ Battery Research & Development GmbH (iQ Battery) on August 25, 1998. After iQ Power completed an equity financing with gross proceeds of more than $3,000,000, the options of the shareholders of iQ Battery to cancel the share exchange agreement expired on June 17, 1999. The business combination has been accounted for as reverse acquisition with iQ Battery being identified as the acquiror (see
     Note 5). The comparative financial statements are those of iQ Battery.

     iQ Battery, established in 1991, is developing a chargeable battery which allows an improved current output at low outside temperatures. The process engineering for this chargeable battery and the know-how is based on a patent acquired from the founding shareholders of iQ Battery.

     Patents have been granted for Germany, thirteen other European countries and for the United States of America. International patents applications have been filed in nine additional countries. In 1999, iQ Battery's legal domicile was moved from Floha, Germany, to Chemnitz, Germany. iQ Battery also maintains a branch near Munich, where management has its offices. The Company intends to grant licenses for this process to the automotive and related industries in the future.

2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Company has raised approximately $4,875,000 net of commissions and costs of issue, through the issuance of 5,500,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company intends to use the proceeds to fund research and development of iQ Battery's technology, expansion of the Company's marketing and sales activities and general working capital. It is unlikely that current funds on hand will allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financings will be on terms beneficial to the existing shareholders.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following significant accounting policies:

     (a)  Consolidation

          These consolidated financial statements include accounts of the Company and its wholly owned subsidiary iQ Battery. All intercompany transactions and balances have been eliminated.

     (b)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Foreign currency translation

          The Company's current activities result in transactions denominated in US dollars, German Deutsche Marks and Canadian dollars. Management considered the following in the process of determining the Company's functional currency.

          (i) All significant equity financing to this date have been denominated in US funds.

          (ii) In excess of 50% of the Company's operating expenditures are paid or denominated in US funds.

          (iii) In excess of 50% of the total assets throughout 1998 and 1999 were denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars or German Deutsche Marks to the extent necessary to pay Canadian or German denominated liabilities.

          Based on these factors the Company has determined that the United States dollars is the appropriate functional currency for measurement and reporting purposes.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Foreign currency translation (Continued)

          Transaction amounts denominated in foreign currencies are translated into US dollars at exchange rates prevailing at the transaction dates. Carrying values of non-US dollar assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate prevailing at that date. Gains and losses arising from adjustment of foreign assets and liabilities are included in earnings. Assets and liabilities of subsidiaries not reporting in US dollars are translated into their US dollar equivalents at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Gains and losses arising from translation of financial statements are deferred and recorded as a separate component of comprehensive income (loss).

     (d)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid money market instruments with an original maturity of 90 days or less.

     (e)  Equipment

          Equipment is recorded at cost. Depreciation is recorded using the straight-line method based upon the useful lives of the assets, generally estimated at 3-10 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     (f)  Long-term liabilities to original shareholders

          Liabilities due to shareholders including interest only in case the Company has generated sufficient net assets or liquidation proceeds are shown under non-current liabilities.

     (g)  Research and development

          Research and development costs are expensed as incurred unless a project meets the specified criteria for capitalization. Transfer of intangible assets in the amount of DM400,000 (patent and registered design) by founding shareholders of the Company and the related liability are not reflected in the accompanying financial statements. (See note 8)

     (h)  Impairment of long-lived assets

          The carrying value of long-lived assets, principally equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related assets.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (i)  Stock based compensation

          In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 7(c)).

     (j)  Financial instruments and risk concentration

          The Company estimates that the carrying values of its cash and cash equivalents, current receivables and, payables, approximate fair value at December 31, 1999 and 1998 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

     (k)  Recent pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments.

          SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact on the Company's financial statements has not been determined but the Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company will adopt SFAS 133 as of January 1, 2001.

4.   ACCOUNTS RECEIVABLE

     Accounts Receivable are recorded at net realizable value. No allowance for doubtful accounts has been provided.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



5.   BUSINESS COMBINATION

     During the year ended December 31, 1998, iQ Power issued shares pursuant to a share exchange agreement dated August 25, 1998 with iQ Battery whereby the shareholders of iQ Battery transferred their iQ Battery shares to iQ Power for, in the aggregate, 10,000,000 common shares. The shareholders of iQ Battery had the option to cancel the share exchange agreement if after the four month anniversary of the initial filing by iQ Power of a registration statement on Form SB-1 with the United States Securities and Exchange Commission (a) iQ Power had failed to complete an equity offering with gross proceeds of at least $3,000,000 and (b) the shareholders of iQ Battery had repaid to iQ Power the full amount of all funds advanced to iQ Battery. The option terminated when iQ Power completed an equity financing with gross proceeds of more than $3,000,000.

     iQ Power also entered into share exchange agreements in September 1998 under which 2,800,000 common shares were issued to the holders of Atypical Shares of iQ Battery. Atypical Shares means certain shares of iQ Battery which are not part of the ordinary capital of iQ Battery. The Atypical shares were issued pursuant to agreements between iQ Battery and the holders of those shares under German tax incentives. The iQ Power common shares and the Atypical shares were held in escrow until completion of the offering.

     The business combination has been accounted for as a reverse acquisition whereby the purchase method of accounting has been used with iQ Battery being identified as the accounting parent. These consolidated financial statements include the operations of iQ Power, the accounting subsidiary, from the date of acquisition. The fair value of the net assets of iQ Power at the date of acquisition is as follows:

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



5.   BUSINESS COMBINATION (Continued)

                                                                                      Thousands
                                                                                   -------------
        Current assets, including cash of $4,718                                      $ 4,755
        Advances to iQ Battery                                                          1,113
        ----------------------------------------------------------------------------------------
                                                                                        5,868
        Less: Current liabilities                                                        (345)
        ----------------------------------------------------------------------------------------
        Purchase price                                                                $ 5,523
        ----------------------------------------------------------------------------------------

        Purchase price comprised of:
           Issuance of common shares                                                  $ 5,495
           Assumption of obligation relating to share purchase warrants                    28
        ----------------------------------------------------------------------------------------
                                                                                      $ 5,523
        ----------------------------------------------------------------------------------------


     The following unaudited pro forma information presents the results of operations of the Company as if the iQ Power acquisition had occurred at January 1, 1999 and 1998.

                                                                      Year ended                Year ended
                                                                    December 31,              December 31,
                                                                            1999                      1998
                                                                   ---------------          ---------------
                                                                     (Unaudited)               (Unaudited)
        Revenue                                                             $ 11                      $ 26
        ---------------------------------------------------------------------------------------------------
        Net loss for the period (in thousands)                          $ (2,238)                   $ (733)
        ---------------------------------------------------------------------------------------------------
        Loss per share (in US$)                                          $ (0.12)                  $ (0.05)
        ---------------------------------------------------------------------------------------------------
        Weighted average number of shares outstanding                 18,959,952                13,750,294
        ---------------------------------------------------------------------------------------------------


6.   EQUIPMENT

     Equipment is as follows:

                                              December 31,         December 31,
                                                      1999                 1998
                                             --------------       --------------

        Equipment, at cost                           $ 378                 $ 78
        Less accumulated depreciation                   81                   10
        ------------------------------------------------------------------------
        Net book value                               $ 297                 $ 68
        ------------------------------------------------------------------------
iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



7.   SHARE CAPITAL

     Authorized
           An unlimited number of common shares
       Issued and outstanding

                                                                                  Number of
                                                                              Common shares           Amount
                                                                             ----------------      ----------
        Balance, January 1, 1998 (iQ Power)                                       1,969,740            $ 493
        Private placement, issued for cash                                        3,709,685              927
        -----------------------------------------------------------------------------------------------------
        Balance, December 31, 1998                                                5,679,425            1,420

        Shares issued for cash                                                    5,500,000            5,500
        Issue costs                                                                       -             (653)
        -----------------------------------------------------------------------------------------------------
        Balance, June 17, 1999                                                   11,179,425            6,267
        Adjustment for reverse acquisition on June 17, 1999                               -           (6,207)
        -----------------------------------------------------------------------------------------------------
                                                                                 11,179,425               60
        -----------------------------------------------------------------------------------------------------
        Issued to effect the reverse acquisition                                 12,800,000            5,495
        -----------------------------------------------------------------------------------------------------
        Warrants exercised during the year                                          349,625              349
        -----------------------------------------------------------------------------------------------------
        Balance, December 31, 1999                                               24,329,050          $ 5,904
        -----------------------------------------------------------------------------------------------------

     (a)  Agent's Warrants

          As a part of the issuance of 5,500,000 common shares the agent to the offering was granted 550,000 Agent Warrants entitling the agent to purchase 550,000 common shares for $1 per share in the first year of the warrant and for $1.50 per share in the second year of the warrant. During the period to December 31, 1999 349,625 warrants were exercised for proceeds of $350,000.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



7.   SHARE CAPITAL (Continued)

     (b)  Service warrants

          The US Investor Relations Service Agreement dated June 28, 1999 has been terminated in November 12, 1999 and the 500,000 warrants provided for under the IR Agreement are hereby cancelled.

          The Company has created 100,000 one year Service Warrants, each warrant entitling the holder to purchase one common share exercisable as follows:

          (i) 50,000 warrants vesting on execution of Investor Relations Agreement, exercisable at a price of $2.00 per share;

          (ii) 50,000 warrants vesting June 1, 2000, exercisable at a price of $3.00 per share.

          The Company will issue the Service Warrants on the execution of an Investor Relations Agreement.

     (c)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 4,795,000 common shares for issuance under the Stock Option Plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

          The Stock Option Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"). The Board of Directors or the Committee, as the case may be, has the power to determine the terms of any options granted thereunder, including the exercise price, the number of shares subject to the option, and the exercisability thereof. The term of an option granted under the Plan may not exceed ten years. The specific terms of each option grant shall be approved by the Board of Directors or the Committee.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



7.   SHARE CAPITAL (Continued)

     (c)  Stock options (Continued)

          Under the Stock Option Plan the following options have been granted and remain outstanding at December 31, 1999.

                  2,825,000           $ 1.00         December 1, 2008
                    345,000           $ 1.00         June 28, 2009
                    150,000           $ 1.00         June 28, 2001
                    400,000           $ 1.50         July 7, 2009
                    350,000           $ 1.75         October 15, 2009
                    350,000           $    *         October 15, 2009

          * Vested on a two year period on an exercise price range from $2.00 to $4.00.

          No options have been exercised or cancelled under the Plan.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the year ended December 31, 1999, the Company issued options to individuals other than employees and directors which under SFAS 123 are recognized as share-based compensation rateably over the vesting period. SFAS 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS 123.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



7.   SHARE CAPITAL (Continued)

     (c)  Stock options (Continued)

          Had compensation cost for the Company's share options granted to employees been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

                                                               Years ended December 31,
        -----------------------------------------------------------------------------------------
                                                        1999              1998              1997
        -----------------------------------------------------------------------------------------
        Net loss
           As reported                              $ (2,157)              $ -               $ -
           SFAS No. 123 pro forma                     (2,014)                -                 -
        -----------------------------------------------------------------------------------------
        Pro forma net loss                            (4,171)                -                 -

        Loss per share
           As reported                                 (0.11)`               -                 -
           SFAS No. 123 pro forma                      (0.11)                -                 -
        -----------------------------------------------------------------------------------------
        Pro forma loss per share                     $ (0.22)              $ -               $ -
        -----------------------------------------------------------------------------------------

          The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the years ended December 31, 1999, 1998 and 1997 were $0.52, $Nil and $Nil per share, respectively. The fair value of these options was estimated at the date of grant using a weighted average volatility factor of 20%, a dividend yield of 0%, a weighted average expected life of the stock options of 9.73 years, and a risk free interest rate of 5.25%.

     (d)  Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



7.   SHARE CAPITAL (Continued)

     (e)  iQ Battery share capital

          The registered capital of iQ Battery is DM 100,000 which is fully paid.

          All equity securities were acquired by iQ Power as part of the business combination.

8.   RELATED PARTY TRANSACTIONS

          Related party transactions not disclosed elsewhere in the financial statements comprised:

          (a) Management fees for the twelve months ended December 31, 1999 of $36,000 (1998 - $Nil; 1997 - $Nil) paid to a company with a common director.

          The Company has entered into the following contractual arrangements:

          (a) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

          (b) employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor. Under the terms of these agreements the Company is obligated to pay these employees $9,000 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

          (c) an employment agreement with the Vice-President, Finance and Chief Financial Officer. Under the terms of the agreement, the Company is obligated to pay this employee $7,000 per month for a term of three years commencing September 1, 1998.

          iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and directors of iQ Battery. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ".

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 1999
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------



8.   RELATED PARTY TRANSACTIONS (Continued)

     The Company and the shareholders agreed that the shareholders would receive DM 400,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

9.   OPERATING LEASES

     The Company has operating leases for certain equipment and facilities. As at December 31, 1999 obligations to make future minimum lease payments were as follows:

     Payments to be made in the years ending December 31 are as follows:

                2000                                   $      40
                2001                                          28
                2002                                          18
                2003                                           2
                Thereafter                                     -

10.  INCOME TAXES

     For all periods presented the provision for income taxes differs from the federal corporation income tax rate of 40% (1999), respectively 45% (1998 and 1997) because no benefit was realized for operating losses incurred.

     As at December 31, 1999 the Company had total deferred income tax assets relating to loss carryforwards of $1,560,188 (1998 - $652,515; 1997 -
     $219,365) which have been reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred income tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company's operating history.

     As of December 31, 1999 the Company had net operating loss carryforwards of
     approximately   $3,767,695  for  corporation   income  taxes.   These  loss
     carryforwards have no set expiry dates.

11.  SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's physical assets are located in Germany.

                                 EXHIBIT INDEX
                                 -------------

 Exhibit
 Number             Description
 ------             -----------

  2.1(1) Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

  2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

  2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

  2.4(1) Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

  2.5(1)            By-law Number One General By-Law of iQ Power Technology Inc.
                    dated December 31, 1997, as confirmed on June 30, 1998

  6.1(1)            Form of Atypical Share Exchange Agreement

  6.2(1) Share Exchange Agreement dated August 25, 1998, between iQ Power Technology Inc., iQ Battery Research and Development GmbH and the Shareholders of iQ Battery Research and Development GmbH

  6.3(1) Pooling Agreement No. 1 dated August 25, 1998, between iQ Power Technology Inc., Montreal Trust Company of Canada and the Shareholders of iQ Power Technology Inc.

  6.4(1) Pooling Amendment Agreement dated August 15, 1998, between iQ Power Technology Inc., Montreal Trust Company of Canada and the Shareholders of iQ Power Technology Inc.

  6.5(1) Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp.

  6.6(1) Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp.

  6.7(1)            Employment  Agreement dated August 31, 1998 with Dr. Gunther
                    C. Bauer

  6.8(1)            Employment  Agreement  dated  August 31,  1998 with Peter E.
                    Braun

  6.9(1)            Employment Agreement dated September 1, 1998 with Gerhard K.
                    Trenz

  6.10(1)           Form  of   Confidentiality   Agreement   between   iQ  Power
                    Technology Inc. and certain Officers of the Company

  6.11(1) Lease Agreement by and between iQ Battery Research and Development GmbH and Spima Spitzenmanufaktur GmbH dated December 9, 1997 (Translated to English)

  6.12(1)           Commercial   Lease  Agreement  by  and  between  iQ  Battery
                    Research and Development GmbH and Josef Landthaler, GmbH dated May 9, 1996, as amended (Translated to English)

  6.13(1)           Form of iQ Germany Confidentiality  Agreement (Translated to
                    English)

 Exhibit
 Number             Description
 ------             -----------

  6.14(1)           Form   of   iQ   Germany   Employee    Confidentiality   and
                    Nondisclosure Agreement (Translated to English)

  6.15(1) Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft (Translated to English)

  6.16(1) Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)

  6.17(1) Mutual Confidentiality Agreement among iQ Battery Research and Development GmbH, Akkumulatorenfabrik Moll GmbH & Co. KG, and Audi dated May 26, 1998 (Translated to English)

  6.18(1) Confidentiality Agreement between iQ Battery Research and Development GmbH and Mercedes Benz Aktiengessellschaft dated March 21, 1997 (Translated to English)

  6.19(1) Letter Agreement between iQ Battery Research and Development GmbH and Manufacturer of Batteries Moll Ltd. dated August 3, 1998 (Translated to English)

  6.20(1) Mutual Confidentiality Agreement between iQ Battery Research and Development GmbH and Manufacturer of Batteries Moll dated September 8, 1997 (Translated to English)

  6.21(1) Loan Contract by and between Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 28, 1996 (Translated to English)

  6.22(1) Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated March 15, 1995 (Translated to English)

  6.23(1) Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Deiter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)

  6.24(1) Extension of Contract regarding Industrial Property Rights and Know How by and between Deiter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)

  6.25(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Peter Braun dated August 28, 1994 (Translated to English)

  6.26(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Dr. Gunther Bauer dated October 30, 1996 (Translated to English)

  6.27(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)

  6.28(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Gunther Bauer dated December 27, 1996 (Translated to English)

 Exhibit
 Number             Description
 ------             -----------

  6.29(1) Waiver among H. Dieter Braun, Peter E. Braun, Gunther Bauer, Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 19, 1997 (Translated to English)

  6.30(1) Agreement by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated October 9, 1998 (Translated to English)

  6.31(1)           1998 Stock Option Plan

  6.32(1)           Form of Stock Option Agreement

  6.33(1) License Agreement dated September 1, 1998 between iQ Power Technology, Inc. and Mattalex Management Ltd.

  6.34(1) Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun and Peter E. Braun

  6.35(1) Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun

  6.36(1) Patent Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun and Peter E. Braun

  6.37(2) Pooling Agreement No. 2 dated December 1, 1998 between iQ Power Technology, Inc., Montreal Trust Company of Canada and certain shareholders of iQ Power Technology, Inc.

  6.38(2) Lease Agreement effective as of February 16, 1999 between Dr. Arne Curt Berger and iQ Battery Research & Development GmbH (translated to English)

  6.39(2) Rescission Agreement dated January 13, 1999 between Spima Spitzenmanufaktor GmbH and iQ Battery Research & Development GmbH

  6.40 Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH

  6.41              Investor  Relations  Consulting  Agreement dated December 8,
                    1999  between  Boyle   International   (Guernsey)   Investor
                    Relations and iQ Power Technology Inc.

   7.1(1)           List of Material Foreign Patents

  10.1              Consent of Deloitte & Touche GmbH
                    Wirtschaftsprufungsgesellschaft

  13.1(1)           Form F-X Consent
-----------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).

(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).