Form 10QSB
period 2000-03-31
IQ POWER TECHNOLOGY INC
filed 2000-05-15
CIK 1072667

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________________.

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

     The number of outstanding common shares, without par value, of the registrant at March 31, 2000 was 9,746,620.

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2000

                                                                           Page

Part I -  Financial Information

 ITEM 1.  Financial Statements

          Balance Sheet ......................................................3

          Statement of Loss and Deficit ......................................4

          Statement of Cash Flow .............................................5

          Notes to the Financial Statements ..................................6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................15

Part II - Other Information ..................................................17

 Item 1.  Legal Proceedings ..................................................17

 Item 2.  Changes in Securities and Use of Proceeds ..........................17

 Item 3.  Defaults Upon Senior Securities ....................................17

 Item 4.  Submission of Matters to a Vote of Security Holders ................18

 Item 5.  Other Information ..................................................18

 Item 6.  Exhibits and Reports on Form 8-K ...................................18


Signatures ...................................................................19

Part I -  Financial Information

     Item 1. Financial Statements


IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheet
March 31, 2000
(Expressed in United States dollars; all amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                                         March 31,        December 31,
                                                                              2000                1999
                                                                      ------------        -------------
ASSETS

CURRENT
   Cash and cash equivalents                                               $ 1,940             $ 2,283
   Receivable from shareholders                                                 46                  62
   Accounts receivable                                                          90                 180
   Prepaids and deposits                                                        19                  15
--------------------------------------------------------------------------------------------------------
Total current assets                                                         2,095               2,540
EQUIPMENT, net                                                                 285                 297
--------------------------------------------------------------------------------------------------------
Total assets                                                               $ 2,380             $ 2,837
========================================================================================================

LIABILITIES

CURRENT
   Bank indebtedness                                                       $     1             $     1
   Accounts payable                                                            108                 130
   Accrued liabilities                                                          36                  55
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                      145                 186
BANK DEBT - non-current                                                          2                   2
--------------------------------------------------------------------------------------------------------
Total liabilities                                                              147                 188
========================================================================================================

SHAREHOLDERS' EQUITY (Note 4)

Authorized:
  An unlimited number of common shares of no par value.
Issued and outstanding:
        9,776,620  common shares at March 31, 2000
        9,731,620  common shares at December 31, 1999                        5,941               5,904
Additional paid-in capital                                                     401                 396
Accumulated other comprehensive income (loss)                                   (1)                 82
Accumulated deficit, during development stage                               (4,108)             (3,733)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                         2,233               2,649
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $ 2,380             $ 2,837
========================================================================================================

CONTINUING OPERATIONS


         See accompanying notes to consolidated financial statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Loss and Comprehensive Loss
Three Months Ended March 31, 2000
(Expressed in United States dollars; all amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                               Cumulative from             Three              Three
                                                             date of inception      months ended       months ended
                                                                  to March 31,         March 31,          March 31,
                                                                          2000              2000               1999
                                                             -----------------      ------------       -------------
Sales and other revenues                                           $    176          $        -         $        -
--------------------------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses:
      Personnel                                                       1,412                 117                122
      Laboratory                                                        785                  81                 42
      Office                                                            349                  70                  5
      Consulting services                                               547                  15                 15
      Professional fees                                                 676                  10                 17
--------------------------------------------------------------------------------------------------------------------
                                                                      3,768                 292                201

  General and administrative expenses:
      Personnel                                                         220                  49                 14
      Financing                                                         151                   -                  1
      Office                                                             67                   8                  5
      Consulting services                                               110                   8                  5
      Professional fees                                                 176                  33                  5
      Management fees                                                    54                  18                  -
      Investor relations                                                100                  20                  -
      Research memberships                                               50                   -                  -
      Travel                                                            119                  16                  -
      Other                                                             141                  16                  -
--------------------------------------------------------------------------------------------------------------------
                                                                      1,187                 167                 30

  Interest                                                              133                   -                  -
  Stock based compensation                                              368                   -                  -
--------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                        5,456                 459                231
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                                        (147)                (84)                 -
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                             (5,133)               (375)              (231)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income:
  Accumulated other comprehensive
    income (loss)                                                        (1)                (46)               (78)
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                 $ (5,134)         $     (458)        $     (309)
--------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                                     $    (0.04)        $    (0.04)
--------------------------------------------------------------------------------------------------------------------
Basic and diluted weighted average
  number of shares outstanding                                                        9,730,820          5,120,000
--------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2000
(Expressed in United States dollars; all amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                                     Cumulative
                                                                   from date of              Three              Three
                                                                   Inception to       months ended       months ended
                                                                      March 31,          March 31,          March 31,
                                                                           2000               2000               1999
                                                               -----------------      ------------       -------------
OPERATING ACTIVITIES
   Net loss                                                           $ (5,123)            $ (375)          $   (231)
   Items not affecting cash
      Depreciation and amortization                                        123                  8                  -
      Stock based compensation                                             373                  5                  -
   Changes in non-cash working capital
      Decrease (increase) in accounts receivable                           (90)                90                 35
      Decrease (increase) in prepaid and deposits                          (19)                (4)                 -
      Increase (decrease) in accounts payable                              108                (22)               (64)
      Increase (decrease) in accrued liabilities                            36                (19)                 1
----------------------------------------------------------------------------------------------------------------------
                                                                        (4,592)              (317)              (259)
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
   Additions to property, plant and equipment                             (420)                (8)               (89)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Increase in short-term debt                                               1                  -                177
   Increase in due to shareholder                                          (46)                16                224
   Advances received from external parties                                 296                  -                  -
   Increase in other long-term debt                                          2                  -                  -
   Cash acquired on business combination                                 4,718                  -                  -
   Advances from subsidiary                                                581                  -                 69
   Issuance of shares                                                      409                  -                  -
   Issuance of atypical shares                                           1,025                  -                  -
----------------------------------------------------------------------------------------------------------------------
                                                                         6,986                 16                470
----------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND
  CASH EQUIVALENTS                                                       1,963               (310)               122

FOREIGN EXCHANGE MOVEMENT                                                  (23)               (33)               (92)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                        -              2,283                 13
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                        $ 1,940            $ 1,940               $ 43
----------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


                                                                           Accumulated                         Total
                                         Common shares     Additional            Other                 Shareholders'
                                        -----------------     Paid-In    Comprehensive   Accumulated          Equity
                                        Shares     Amount     Capital     Income (Loss)      Deficit        (Deficit)

Balance at December 31, 1994              40       $   60    $     -       $       -      $    (173)      $    (113)
Issue of shares
Net loss                                                                                       (341)           (341)
Allocation of loss to
  atypical shares                                                                               379             379
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              40           60          -               -           (135)            (75)
Issue of shares
Net loss                                                                                       (496)           (496)
Allocation of loss to
  atypical shares                                                                               139             139
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              40           60          -               -          (492)            (432)
Issue of shares
Net loss                                                                                      (597)            (597)
Allocation of loss to
  atypical shares                                                                              312              312
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              40           60          -               -          (777)            (717)
Issue of shares
Net loss                                                                                    (1,027)          (1,027)
Allocation of loss to
  atypical shares                                                                              228              228
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                    (94)                           (94)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              40           60          -             (94)       (1,576)          (1,610)
Reorganization of capital on
  reverse acquisition              5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                  4,471,770        5,495                                                     5,495
Stock based compensation                                         396                                            396
Exercise of warrants                 139,850          349                                                       349
Net loss                                                                                    (2,157)          (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                    176                            176
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       9,731,620     $  5,904      $ 396            $ 82      $ (3,733)        $  2,649
Net loss                                   -            -          -               -          (375)            (375)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                              -            -          -             (83)            -              (83)
Exercise of Options                   15,000           37          -               -             -               37
Stock based compensation                   -            -          5               -             -                5
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000          9,746,620     $  5,941      $ 401            $ (1)     $ (4,108)        $  2,233



    See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. (iQ Power) was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research Development GmbH (iQ Battery). The business combination has been accounted as reverse acquisition with iQ Battery being identified as the acquiror. The comparative financial statements are those of iQ Battery.

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

     The Company has raised approximately $4,875,000 net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company intends to use the proceeds to fund research and development of iQ Germany's technology, expansion of the Company's marketing and sales activities and general working capital. It is unlikely that current funds on hand will allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financings will be on terms beneficial to the existing shareholders.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


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

     (c)  Foreign currency translation

          The Company's current activities result in transactions denominated in German Deutschemarks and US and Canadian dollars. Management considered the following in the process of determining the Company's functional currency.

          (i) All significant equity financing to this date have been denominated in US funds.

          (ii) In excess of 50% of the Company's operating expenditures are paid or denominated in US funds.

          (iii) In excess of 50% of the total assets throughout are denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars or German Deutsche Marks to the extent necessary to pay Canadian or German denominated liabilities.

          Based on these factors the Company has determined that the United States dollars is the appropriate functional currency for measurement and reporting purposes.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h)  Impairment of long-lived assets

          The carrying value of long-lived assets, principally equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related assets.

     (i)  Stock based compensation

          In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Under APB 25, if the exercise price of employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     (j)  Financial instruments and risk concentration

          The Company estimates that the carrying values of its cash and cash equivalents, current receivables and, payables, approximate fair value at March 31, 2000 and December 31, 1999 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL

     Authorized
          An unlimited number of common shares
     Issued and outstanding

                                                                                   Number of
                                                                               Common shares              Amount
                                                                               ---------------       ------------
        Balance, December 31, 1998                                                 2,271,770             $ 1,420
        Shares issued for cash                                                     2,200,000               5,500
        Issue costs                                                                        -                (653)
        ---------------------------------------------------------------------------------------------------------
        Balance, June 17, 1999                                                     4,471,770               6,267
        Adjustment for reverse acquisition on June 17, 1999                                -              (6,207)
        ---------------------------------------------------------------------------------------------------------
                                                                                   4,471,770                  60
        ---------------------------------------------------------------------------------------------------------
        Issued to effect the reverse acquisition                                   5,120,000               5,495
        ---------------------------------------------------------------------------------------------------------
        Warrants exercised during the year                                           139,850                 349
        ---------------------------------------------------------------------------------------------------------
        Balance, December 31, 1999                                                 9,731,620             $ 5,904
        Options exercised during the period                                           15,000                  37
        ---------------------------------------------------------------------------------------------------------
        Balance, March 31, 2000                                                    9,746,620             $ 5,941
        ---------------------------------------------------------------------------------------------------------


     Subsequent to March 31, 2000, the Company completed a share consolidation whereby all of the Company's issued and outstanding shares were consolidated on a 2.5 shares to 1 basis. This consolidation has been retroactively applied in these financial statements.

     (a)  Agent's Warrants

          As a part of the issuance of 2,200,000 common shares the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. During the period to December 31, 1999, 139,850 warrants were exercised for proceeds of $350,000.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     (b)  Service warrants

          The US Investor Relations Service Agreement dated June 28, 1999 has been terminated in November 12, 1999 and the 200,000 warrants provided for under the IR Agreement were cancelled.

          In December 1999, the Company issued 40,000 one year Service Warrants, each warrant entitling the holder to purchase one common share exercisable as follows:

          (i) 20,000 warrants vesting on execution of Investor Relations Agreement, exercisable at a price of $5.00 per share;

          (ii) 20,000 warrants vesting June 1, 2000, exercisable at a price of $7.50 per share.

     (c)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 1,918,000 common shares for issuance under the Stock Option Plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at lease equal to 100% of the fair market value of the common shares on the date of the grant.

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

          The Company grants stock options both under the Stock Option Plan and by way of individual grants outside of the Stock Option Plan.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     (c)  Stock options (continued)

          The following options have been granted and remain outstanding at March 31, 2000 under the Stock Option Plan:

             Number of                 Exercise
              options                    price                   Expiry date
           -------------              -----------             ----------------

            1,115,000                   $ 2.50                December 1, 2008
               58,000                   $ 2.50                June 28, 2009
               80,000                   $ 2.50                June 28, 2009
              160,000                   $ 3.75                July 7, 2009
              140,000                   $ 4.375               October 15, 2009
               20,000                   $ 5.00                April 30, 2000
        ---------------
            1,573,000


          The following options have been granted and remain outstanding at March 31, 2000 outside of the Stock Option Plan:

             Number of                 Exercise
              options                    price                   Expiry date
           -------------              -----------             ----------------

              60,000                    $ 2.50                June 28, 2001
              40,000                    $ 5.00                June 30, 2000
           -------------
             100,000


          In addition, 15,000 shares were issued in the quarter ended March 31, 2000, on the exercise of stock options granted under the Stock Option Plan.

     (d)  iQ Battery share capital

          The registered capital of iQ Battery is DM 100, which is fully paid.

          In addition, the Company has also received a total of DM 1,842,000 ($1,025,000) of capital from the issue of atypical shares. The atypical shareholders have certain information rights, but no voting powers. Losses and profits are allocated to the atypical shareholders capital account as stipulated in the individual atypical shareholder agreements. The atypical shareholders are entitled to terminate the agreements at the end of 2002 depending on their entrance dates: iQ Battery had the rights to terminate the agreement in 2001, 2002 and 2003. Generally the compensation to be paid to the atypical shareholders upon their termination is based on the applicable fair value of the Company.

          All equity securities were acquired by iQ Power as part of the business combination.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended March 31, 2000 of $Nil (three months ended March 31, 1999 - $Nil) paid to a company with a common director.

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

6.   SEGMENT DISCLOSURES

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

     The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations, and does not anticipate having material revenues from operations until late 2000, if at all. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

     The Company believes that its historic spending levels are not indicative of future spending levels because it is entering a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues. Prior to June 18, 1999, the financial statements of the Company and iQ Battery Research & Development GmbH ("iQ Germany") were presented as separate and distinct as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction in which the Company acquired iQ Germany. That option terminated on June 18, 1999, when the Company raised in excess of US$ 3,000,000 through equity financing. See "Liquidity and Capital Resources."

     After June 17, 1999, all financial information is reported on a consolidated basis. Any financial information of the Company used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only.

     On March 30, 2000, the Company's shareholders approved a reverse-split of the Company's issued and outstanding common shares on a two and one-half (2 1/2) share for one (1) share basis. On April 10, 2000, the Company filed Articles of Amendment to effect the reverse split, and each 2 1/2 common shares issued and outstanding on April 10, 2000 were automatically converted into 1 common share. The information contained in the Company's financial statements, which are a part of this report, and this report give effect to the reverse split.

     The Company's Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

     No revenues were recorded in either the three month period ended March 31, 2000 or the three month period ended March 31, 1999.

     As of March 31, 2000, the Company had an accumulated deficit of US$5,133,000. The Company incurred a net loss of US$375,000 for the three month period ended March 31, 2000, compared to a net loss of US$231,000 for the comparable period of the prior year primarily as result of the cost of increased management and professional fees and increased employment expenses related to the hiring of additional employees during 1999. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     For the three month period ended March 31, 2000, the Company incurred research and development expenses of US$292,000 compared with US$201,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing.

     The Company incurred general and administrative expenses of US$167,000 for the three month period ended March 31, 2000 compared with US$30,000 for the comparable period of the prior year. The increase in administrative and general corporate expenses was due primarily to increased personnel costs.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of March 31, 2000, the Company had cash and cash equivalents of US$1,940,000. From inception to March 31, 2000, the Company had raised approximately US$7.35 million (net of issuance costs) from the sale of such securities, excluding the issuance of 4,000,000 common shares for deemed proceeds of US$2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering in the United States pursuant to which it received net proceeds of US $4,690,000. As a part of the issuance of 2,200,000 common shares the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. During the period to March 31, 2000, 139,850 warrants were exercised for proceeds of $350,000 to the Company.

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

     The Company anticipates that the level of spending will increase significantly in future periods as it undertakes research and development activities related to the commercialization of the iQ technology. In addition, the Company anticipates that its general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to the Company.

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

PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against the Company. On January 3, 1994, a civil lawsuit was filed by Hans Engelhorn against Peter E. Braun and Horst Dieter Braun in the District Court of Berlin (Case No. 3 O 40/94). Mr. Engelhorn seeks to compel transfer of intellectual property rights related to the iQ technology or, alternatively, money damages of approximately DM500,000 ($310,000). The intellectual property rights at issue are now held by iQ Battery. Mr. Engelhorn alleges that the Brains had a contractual obligation to transfer the intellectual property to a partnership which has since been dissolved. Although the lawsuit is still pending, the Company has been advised by the Brauns that the prosecution of this lawsuit has not been pursued. The Company believes that the lawsuit is without merit and will not materially affect its rights in the intellectual property at issue.

     From time to time, the Company may be a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its business, financial condition and operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a)   Sales of Unregistered Securities

     During the three month period ended March 31, 2000, the Company issued 15,000 common shares pursuant to the exercise of Stock Options for proceeds of $37,500. The common shares were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act.

     b)   Use of Proceeds from Sales of Registered Securities

     On June 18, 1999, the Company completed an initial public offering of its common shares. The selling agent in the offering was IPO Capital Corp. (the "Agent"). The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-1 (the "Registration Statement") (Reg. No. 333-68649) that was declared effective by the SEC on May 10, 1999. The offering commenced on May 10, 1999 after which time, all 2,200,000 common shares registered under the Registration Statement were sold at a price to the public of $2.50 per common share. The aggregate offering amount registered was $5,500,000. In connection with the offering, the Company paid an aggregate of $105,000 in commissions and fees to the Agent and also issued to the Agent warrants to purchase 220,000 common shares. The Agent may exercise the warrants for $2.50 per common share during the first year and for $3.75 per common share during the second year after issuance.

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


     After deducting the estimated expenses set forth above, the net offering proceeds to the Company was $5,240,000. Since May 10, 1999, the Company has used a portion of the net offering proceeds for the purposes described below. The Company believes that the amounts set forth represent a reasonable estimate of the amounts actually applied.

         Transfer to iQ Battery                      $        3,500,000
         Payment of payables                         $          312,527
         Current expenses   (working capital)        $          224,470


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At its March 30, 2000 Special Shareholders' Meeting, the Company received approval from its shareholders to pass a Special Resolution that the Articles of the Corporation be amended to change the issued and outstanding common shares without par value of the Corporation through the consolidation of every 2.5 such shares into 1 share. Subsequently the Company effected its 2.5 to 1 reverse split on April 10, 2000. As a consequence of the reverse split, the trading symbol and CUSIP number for the Company have changed to "IQPR" and "44985N 20 5" respectively

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        Exhibit
        Number             Description
        ------             -----------

         2.6               Articles of Amendment dated April 10, 2000.


     (b)  Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IQ POWER TECHNOLOGY INC

Date:  May 12, 2000                By: /s/ Peter E. Braun
                                       ----------------------------------------
                                       Name:   Peter E. Braun
                                       Title:  President


Date:  May 12, 2000                By: /s/ Gerhard K. Trenz
                                       ----------------------------------------
                                       Name:   Gerhard K. Trenz
                                       Title:  Vice President Finance and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

        Exhibit
        Number             Description
        ------             -----------

         2.6               Articles of Amendment dated April 10, 2000.