Form 10QSB
period 2000-06-30
IQ POWER TECHNOLOGY INC
filed 2000-08-14
CIK 1072667

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________.

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ----- --------

     The number of outstanding common shares, without par value, of the registrant at June 30, 2000 was 9,746,620.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 2000


                                                                                Page
                                                                                ----
Part I - Financial Information ..................................................1

         ITEM 1.    FINANCIAL STATEMENTS ........................................1

              Consolidated Balance Sheet ........................................1

              Consolidated Statement of Loss and Comprehensive Loss .............2

              Consolidated Statement of Shareholders' Equity (Deficit) ..........3

              Consolidated Statement of Cash Flow ...............................4

              Notes to the Consolidated Financial Statements ....................5

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ........................12

Part II - OTHER INFORMATION ....................................................15

         ITEM 1.    LEGAL PROCEEDINGS ..........................................15

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ..................16

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ............................16

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........16

         ITEM 5.    OTHER INFORMATION ..........................................16

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ...........................17


SIGNATURES


Part I -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheet
(Expressed in United States Dollars)
(Unaudited)
================================================================================

                                                                  June 30,        December 31,
                                                                      2000                1999
                                                                 ----------       ------------
ASSETS
CURRENT
  Cash                                                             $ 1,363             $ 2,283
  Receivable from shareholders                                          56                  62
  Accounts receivable                                                  102                 180
  Prepaids and deposits                                                 42                  15
----------------------------------------------------------------------------------------------
Total current assets                                                 1,563               2,540

EQUIPMENT, net                                                         348                 297
----------------------------------------------------------------------------------------------
Total assets                                                       $ 1,911             $ 2,837
==============================================================================================

LIABILITIES
CURRENT
  Bank indebtedness                                                    $ -                 $ 1
  Accounts payable                                                     157                 130
  Accrued liabilities                                                   91                  55
----------------------------------------------------------------------------------------------
Total current liabilities                                              248                 186

BANK DEBT - non-current                                                  -                   2
----------------------------------------------------------------------------------------------
Total liabilities                                                      248                 188
----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Capital stock
Authorized:
  An unlimited number of common shares of no par value
Issued and outstanding:
  9,746,620 common shares at June 30, 2000
  9,731,620 common shares at December 31, 1999                       5,941               5,904
Additional paid-in capital                                             406                 396
Accumulated other comprehensive (loss) income                          (15)                 82
Accumulated deficit, during development stage                       (4,669)             (3,733)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                           1,663               2,649
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $ 1,911             $ 2,837
==============================================================================================


CONTINUING OPERATIONS (Note 2)


       See Accompanying Notes to the Consolidated Financial Statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Loss and Comprehensive Loss
(Expressed in United States Dollars;
all amounts in thousands except per share data)
(Unaudited)


                                                 Cumulative
                                               from date of     Three months ended          Six months ended
                                               inception to           June 30,                   June 30,
                                                   June 30,    ---------------------       ----------------------
                                                       2000      2000         1999         2000          1999
                                               -------------   --------      -------      --------      -------

SALES AND OTHER REVENUE                             $ 176          $ -           $ -      $     -        $    -
----------------------------------------------------------------------------------------------------------------

EXPENSES

  Research and development expenses
      Personnel                                     1,575          162           111          279           243
      Laboratory                                      872           87            50          169            90
      Office                                          395           46            12          115            17
      Consulting services                             553            6            21           21            35
      Professional fees                               712           36            58           47            76
----------------------------------------------------------------------------------------------------------------
                                                    4,107          337           252          631           461
----------------------------------------------------------------------------------------------------------------

  General and administrative expenses
      Personnel                                       253           33            23           68            39
      Financing                                       144           (7)            7          (58)            8
      Office                                           83           16             4           24             9
      Consulting services                             139           29             6           46            12
      Professional fees                               219           43            35           76            39
      Management fees                                  72           18             -           36             -
      Marketing and sales expenses                     40           39             -           40             -
      Investor relations                              147           47             -           68             -
      Research memberships                             50            -             -            -             -
      Travel                                          123            4             -           20             -
      Other                                           127           21             -           31             -
----------------------------------------------------------------------------------------------------------------
                                                    1,397          243            75          351           107
----------------------------------------------------------------------------------------------------------------

  Interest                                            133            -             9            -            15
  Stock based compensation                            406            5           288           10           288
----------------------------------------------------------------------------------------------------------------
                                                   (5,867)        (585)         (624)        (992)         (871)
----------------------------------------------------------------------------------------------------------------

INTEREST INCOME                                       173           24             5           56             5
----------------------------------------------------------------------------------------------------------------
NET LOSS                                           (5,694)        (561)         (619)        (936)         (866)

Other comprehensive (loss) income:
  Accumulated other comprehensive
    income (loss)                                     (15)         (51)            3          (97)          (75)
----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                $(5,709)      $ (612)       $ (616)    $ (1,033)       $ (941)
----------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                               $ (0.06)      $ (0.10)     $ (0.11)      $ (0.16)
----------------------------------------------------------------------------------------------------------------

Weighted average number of
  shares outstanding                                         9,746,620     5,865,295   9,741,620      5,492,647
----------------------------------------------------------------------------------------------------------------


          See Accompanying Notes to the Consolidated Financial Statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Expressed in United States Dollars;
all amounts in thousands except per share data)
(Unaudited)


---------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated                     Total
                                               Common Shares      Additional         Other               Shareholders'
                                              ------------------    Paid-In  Comprehensive   Accumulated      Equity
                                              Number      Amount    Capital   Income (Loss)     Deficit     (Deficit)
                                              ------      ------   ---------  -------------  -----------  -----------

Balance at December 31, 1994                      40        $ 60        $ -            $ -       $ (173)      $ (113)
Issue of shares                                    -           -          -              -            -            -
Net loss                                           -           -          -              -         (341)        (341)
Allocation of loss to atypical shares              -           -          -              -          379          379
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                      40          60          -              -         (135)         (75)
Issue of shares                                    -           -          -              -            -            -
Net loss                                           -           -          -              -         (496)        (496)
Allocation of loss to atypical shares              -           -          -              -          139          139
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                      40          60          -              -         (492)        (432)
Issue of shares                                    -           -          -              -            -            -
Net loss                                           -           -          -              -         (597)        (597)
Allocation of loss to atypical shares              -           -          -              -          312          312
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                      40          60          -              -         (777)        (717)
Issue of shares                                    -           -          -              -            -            -
Net loss                                           -           -          -              -       (1,027)      (1,027)
Allocation of loss to atypical shares              -           -          -              -          228          228
Other comprehensive (loss) -                                                                                       -
  foreign currency translation adjustments         -           -          -            (94)           -          (94)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                      40          60          -            (94)      (1,576)      (1,610)
Reorganization of capital on reverse
  acquisition                              5,119,960           -          -              -            -            -
Deemed issuance of shares on
  acquisition of iQ Power Technology Inc.  4,471,770       5,495          -              -            -        5,495
Stock based compensation                           -           -        396              -            -          396
Exercise of warrants                         139,850         349          -              -            -          349
Net loss                                           -           -          -              -       (2,157)      (2,157)
Other comprehensive (loss) -
  foreign currency translation adjustments         -           -          -            176            -          176
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999               9,731,620       5,904        396             82       (3,733)       2,649
Net loss                                           -           -          -              -         (936)        (936)
Other comprehensive (loss) -
  foreign currency translation adjustments         -           -          -            (97)           -          (97)
Exercise of options                           15,000          37          -              -            -           37
Stock based compensation                           -           -         10              -            -           10
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                   9,746,620       5,941        406            (15)      (4,669)       1,663


Note 1

During the period to June 30, 2000 the Company completed a share consolidation whereby all of the Company's issued and outstanding shares were consolidated on a 2.5 shares to 1 basis. This consoldation has been retroactively applied in these financial statements.

      See Accompanying Notes to the Consolidated Financial Statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Cash Flow
(Expressed in United States Dollars;
all amounts in thousands except per share data)
(Unaudited)


----------------------------------------------------------------------------------------------------------------------
                                                                Cumulative from        Six months          Six months
                                                              date of inception             ended               ended
                                                                    to June 30,          June 30,            June 30,
                                                                           2000              2000                1999
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                            $ (5,694)          $ (936)           $    (866)
  Items not affecting cash
    Depreciation and amortization                                          165               50                   25
    Stock based compensation                                               406               10                  288
  Changes in non-cash working capital
    (Increase) decrease in accounts receivable                            (102)              84                    9
    (Increase) decrease in prepaid and deposits                            (42)             (27)                   -
    Increase (decrease) in accounts payable                                157               27                 (377)
    (Decrease) increase in accrued liabilities                              91               36                   14
                                                                        (5,019)            (756)                (907)
----------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITY
  Additions to property, plant and equipment                              (513)            (101)                (120)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Decrease in long-term debt                                                (2)              (3)                (105)
  Decrease in due to shareholder                                           (56)               6                  (79)
  Advances received from external parties                                  296                -                    -
  Cash acquired on business combination                                  4,718                -                4,718
  Advances from subsidiary                                                 581                -                  260
  Issue of capital stock                                                   446               37                    -
  Issuance of atypical shares                                            1,025                -                    -
                                                                         7,008               40                4,794
----------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                       1,476             (817)               3,767

FOREIGN EXCHANGE MOVEMENT                                                 (113)            (103)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                        -            2,283                   11

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                        $ 1,363           $1,363             $  3,778
----------------------------------------------------------------------------------------------------------------------


           See Note 6 for non-cash investing and financing activity


        See Accompanying Notes to the Consolidated Financial Statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. (iQ Power) was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research Development GmbH (iQ Battery). The business combination has been accounted as reverse acquisition with iQ Battery being identified as the acquiror (see Note 5). The comparative financial statements are those of iQ Battery. Collectively within these financial statements the term Company applied to operations subsequent to the business combination.

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

2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty. The Company has raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of shares of common stock pursuant to a Registration Statement on Form SB-1. The Company intends to use the proceeds to fund research and development of iQ Germany, expansion of the Company's marketing and sales activities and general working capital. It is unlikely that current funds on hand will allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financings will be on terms beneficial to the existing shareholders.

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-Q and Article 10 of Regulations S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-SB for the year ended December 31, 1999.

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

          (iii)In excess of 50% of the total assets throughout are denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars to the extent necessary to pay Canadian denominated liabilities.

          Based on these factors the Company has determined that the United States dollars is the appropriate functional currency for measurement and reporting purposes.

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


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

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


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

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


4.   SHARE CAPITAL

     (a)  Service warrants

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

     (b)  Stock options

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

          The following options have been granted and remain outstanding at June 30, 2000 under the Stock Option Plan:

             Number of                 Exercise
              options                   price                  Expiry date
              -------                   -----                  -----------
            1,035,000                  $ 1.50                 December 1, 2008
               80,000                  $ 2.50                 December 1, 2008
               58,000                  $ 1.50                 June 28, 2009
               80,000                  $ 1.50                 June 28, 2009
              160,000                  $ 1.50                 July 7, 2009
              115,000                  $ 1.50                 October 15, 2009
              367,000                  $ 1.50                 June 12, 2010
            ---------
            1,895,000

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


4.   SHARE CAPITAL (Continued)

     (b)  Stock options (continued)

          The following options have been granted and remain outstanding at June 30, 2000 outside of the Stock Option Plan:

             Number of                 Exercise
              options                   price                  Expiry date
             ---------                  -----                  -----------
              60,000                    $ 1.50                 June 28, 2001
              40,000                    $ 1.50                 June 12, 2002
             --------
             100,000

          In addition, 15,000 shares were issued in the quarter ended March 31, 2000, on the exercise of stock options granted under the Stock Option Plan.

5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised: (a) Management fees for the six months ended June 30, 2000 of $Nil (six months ended June 30, 1999 - $Nil) paid to a company with a common director. The Company has entered into the following contractual arrangements:

     (i) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

     (ii) employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor. Under the terms of these agreements the Company is obligated to pay these employees $9,000 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

     (iii)an employment agreement with the Vice-President, Finance and Chief Financial Officer. Under the terms of the agreement, the Company is obligated to pay this employee $7,000 per month for a term of three years commencing September 1, 1998. IQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and directors of iQ Battery. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive DM 400,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

IQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2000
(Expressed in United States Dollars;
tabular amounts in thousands except per share data)
(Unaudited)
================================================================================


6.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's physical assets are located in Germany.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the
Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history and history of losses, the Company's relative concentration of customers, the risks related to the Company's ability to commercialize its technology, risks associated with changes in market demand for the Company's technology, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings.

     Unless provided otherwise, all amounts are in United States dollars.

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

     The Company believes that its historic spending levels are not indicative of future spending levels because it is in a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues. Prior to June 18, 1999, the financial statements of the Company and iQ Battery Research & Development GmbH ("iQ Germany") were presented as separate and distinct as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction in which the Company acquired iQ Germany. That option terminated on June 18, 1999, when the Company raised in excess of $3,000,000 through equity financing. See "Liquidity and Capital Resources."

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

The Company's Results of Operations for the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999.

     No revenues were recorded in either the three month period ended June 30, 2000 or the three month period ended June 30, 1999. The Company does not anticipate it will record any revenues from operations during the third quarter ending September 30, 2000. The Company earned $24,000 in interest income during the three month period ended June 30, 2000, compared to $5,000 for the same period in 1999.

     As of June 30, 2000, the Company had an accumulated deficit of $4,669,000. The Company incurred a net loss of $561,000 for the three month period ended June 30, 2000, compared to a net loss of $619,000 for the comparable period in 1999. The difference in the non-cash stock-based compensation expense during the three month period ended June 30, 1999 of $288,000 compared to $5,000 during the same period in 2000, accounted in part for the higher net loss for the three month period ended June 30, 1999.

     For the three month period ended June 30, 2000, the Company incurred research and development expenses of $337,000 compared with $252,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing. Research and development expenses increased during the three month period ended June 30, 2000, compared to the same period in 1999 for the following: personnel expenses increased to $162,000 during the three month period in 2000 from $111,000 in 1999, as a result of an increase in the number of research and development personnel; laboratory expenses increased to $87,000 during the three month period in 2000 from $50,000 in 1999; and office expenses increased to $46,000 during the three month period in 2000 from $12,000 in 1999, as a result of increased research and development activity. Consulting services and professional fees related to research and development decreased from $79,000 during the three month period in 1999 to $42,000 in 2000, as the Company relied on its own personnel for research and development.

     The Company incurred general and administrative expenses of $243,000 for the three month period ended June 30, 2000 compared with $75,000 for the comparable period in 1999. Administrative and general corporate expenses increased during the three month period ended June 30, 2000, compared to the same period in 1999 for the following: personnel expenses increased to $33,000 during the three month period in 2000 from $23,000 in 1999, as a result of an increase in the number of administrative personnel; office expenses increased to $16,000 during the three month period in 2000 from $4,000 in 1999, as a result of an increase in general administrative and business activities; consulting services increased to $29,000 during the three month period in 2000 from $6,000 in 1999. During the three month period ended June 30, 2000, the Company incurred management fees of $18,000, marketing and sales expenses of $39,000, investor relations expenses of $47,000, travel expenses of $4,000 and other expenses of $21,000, primarily as a result of sales and marketing activities and additional administrative cost related to being a public company. Professional fees related to general and administrative activities increased to $43,000 during the three month period ended June 30, 2000 from $35,000 during the same period in 1999.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.

The Company's Results of Operations for the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

     No revenues were recorded in either the six month period ended June 30, 2000 or the six month period ended June 30, 1999. The Company does not anticipate it will record any revenues from operations during the third quarter ending September 30, 2000. The Company earned $56,000 in interest income during the six month period ended June 30, 2000, compared to $5,000 for the same period in 1999.

     The Company incurred a net loss of $936,000 for the six month period ended June 30, 2000, compared to a net loss of $866,000 for the comparable period in 1999. The difference in the non-cash stock-based compensation expense during the six month period ended June 30, 1999 of $288,000 compared to $10,000 during the same period in 2000, accounted in part for the higher net loss for the six month period ended June 30, 1999.

     For the six month period ended June 30, 2000, the Company incurred research and development expenses of $631,000 compared with $461,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research, product development, building prototypes and product testing. Research and development expenses increased during the six month period ended June 30, 2000, compared to the same period in 1999 for the following: personnel expenses increased to $279,000 during the six month period in 2000 from $243,000 in 1999, as a result of an increase in the number of research and development personnel; laboratory expenses increased to $169,000 during the six month period in 2000 from $90,000 in 1999; and office expenses increased to $115,000 during the six month period in 2000 from $17,000 in 1999, as a result of increased research and development activity. Consulting services and professional fees related to research and development decreased from $111,000 during the six month period in 1999 to $68,000 in 2000, as the Company relied on its own personnel for research and development.

     The Company incurred general and administrative expenses of $351,000 for the six month period ended June 30, 2000 compared with $107,000 for the comparable period in 1999. Administrative and general corporate expenses increased during the six month period ended June 30, 2000, compared to the same period in 1999 for the following: personnel expenses increased to $68,000 during the six month period in 2000 from $39,000 in 1999, as a result of an increase in the number of administrative personnel; office expenses increased to $24,000 during the six month period in 2000 from $9,000 in 1999, as a result of an increase in general administrative and business activities; consulting services increased to $46,000 during the six month period in 2000 from $12,000 in 1999. During the six month period ended June 30, 2000, the Company incurred management fees of $36,000, marketing and sales expenses of $40,000, investor relations expenses of $68,000, travel expenses of $20,000 and other expenses of $31,000, primarily as a result of sales and marketing activities and additional administrative cost related to being a public company. Professional fees related to general and administrative activities increased to $76,000 during the six month period ended June 30, 2000 from $39,000 during the same period in 1999.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of June 30, 2000, the Company had cash and cash equivalents of $1,363,000. From inception to June 30, 2000, the Company had raised approximately $7.35 million (net of issuance costs) from the sale of securities, excluding the issuance of 4,000,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering in the United States pursuant to which it received net proceeds of $4,690,000. As a part of the issuance of 2,200,000 common shares the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. Agent Warrants were exercised to purchase 139,850 shares for proceeds of $349,000 to the Company during the year ended December 31, 1999.

     iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, the Company's President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

     The Company plans to finance its capital needs principally from the net proceeds of its past securities offerings and interest thereon and, to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its existing capital resources will be sufficient to fund its operations through 2000. The Company's capital requirements depend on several factors, including the success and progress of its product development programs, the resources the Company devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company expects to devote substantial cash for research and development. The Company cannot adequately predict the amount and timing of our future cash requirements. The Company will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as its business performance.

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

     None.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the three month period ended June 30, 2000.

ITEM 5.  OTHER INFORMATION

     Effective July 17, 2000, Gerhard K. Trenz was terminated as the Company's Vice-President - Finance and Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IQ POWER TECHNOLOGY INC

Date:  August 11, 2000                 By: /s/ Peter E. Braun
                                           -------------------------------------
                                          Name:  Peter E. Braun
                                          Title: President and Principal
                                                 Financial and Accounting
                                                 Officer