Form 10QSB
period 2000-09-30
IQ POWER TECHNOLOGY INC
filed 2000-11-14
CIK 1072667

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

     The number of outstanding common shares, without par value, of the registrant at September 30, 2000 was 9,746,620.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                For the quarterly period ended September 30, 2000


                                                                                Page
                                                                                ----
Part I - Financial Information ..................................................1

     ITEM 1. FINANCIAL STATEMENTS ...............................................1

        Unaudited Consolidated Balance Sheet ....................................1

        Unaudited Consolidated Statement of Loss and Comprehensive Loss .........2

        Unaudited Consolidated Statement of Shareholders' Equity (Deficit) ......3

        Unaudited Consolidated Statement of Cash Flow ...........................4

        Notes to the Unaudited Consolidated Financial Statements ................5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .........................................12

Part II - OTHER INFORMATION ....................................................15

     ITEM 1. LEGAL PROCEEDINGS .................................................15

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .........................15

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................16

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............16

     ITEM 5. OTHER INFORMATION .................................................16

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................16

SIGNATURES .....................................................................17


Part I -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheet
September 30, 2000
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
================================================================================


                                                         September 30,    December 31,
                                                                 2000            1999
                                                        --------------   --------------
ASSETS

CURRENT
   Cash and cash equivalents                                $   636           $ 2,283
   Receivable from shareholders                                  61                62
   Accounts receivable                                           95               180
   Prepaids and deposits                                         49                15
--------------------------------------------------------------------------------------
Total current assets                                            841             2,540
EQUIPMENT, net                                                  359               297
--------------------------------------------------------------------------------------
Total assets                                                $ 1,200           $ 2,837
======================================================================================

LIABILITIES

CURRENT
   Bank indebtedness                                        $     -           $     1
   Accounts payable                                             104               130
   Accrued liabilities                                          141                55
--------------------------------------------------------------------------------------
Total current liabilities                                       245               186

BANK DEBT - non-current                                           -                 2
--------------------------------------------------------------------------------------
Total liabilities                                               245               188
======================================================================================

SHAREHOLDERS' EQUITY (Note 4)

Authorized:
  An unlimited number of common shares of no par value.
Issued and outstanding:
       9,746,620 common shares at September 30, 2000
       9,731,620 common shares at December 31, 1999           5,941             5,904
Additional paid-in capital                                      406               396
Accumulated other comprehensive income (loss)                   (89)               82
Accumulated deficit, during development stage                (5,303)           (3,733)
--------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                            955             2,649
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $ 1,200           $ 2,837
======================================================================================

CONTINUING OPERATIONS

           See accompanying notes to consolidated financial statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Loss and Comprehensive Loss
September 30, 2000
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
================================================================================


                                         Cumulative
                                        from date of
                                       inception to         Three months ended              Nine months ended
                                       September 30,          September 30,                   September 30,
                                               2000           2000          1999           2000           1999
                                       --------------      ---------    -----------     ----------     ---------
Sales and other revenues                    $   222         $    46       $      -       $     48       $     -
----------------------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses:
      Personnel                               1,738             163             93            443           328
      Laboratory                                957              85             71            254           160
      Office                                    438              43             52            158            70
      Consulting services                       563              10             28             31            64
      Professional fees                         724              12             27             59           102
----------------------------------------------------------------------------------------------------------------
                                              4,420             313            271            945           724
----------------------------------------------------------------------------------------------------------------
  General and administrative expenses:
      Personnel                                 316              63             18            132            55
      Financing                                 116             (28)           121            (94)          128
      Office                                    113              30             24             61            33
      Consulting services                       211              72              9            119            20
      Professional fees                         263              44             (4)           120            24
      Management fees                            90              18             19             54            19
      Marketing and sales expenses              107              67              -            109             -
      Investor relations                        179              32             55             99            55
      Research memberships                      100              50             50             50            50
      Travel                                    133              10             47             30            47
      Other                                     150              23             17             53            34
----------------------------------------------------------------------------------------------------------------
                                              1,778             381            356            733           465

  Interest                                      133               -             (1)             -            14
  Stock based compensation                      406               -             16             10           304
----------------------------------------------------------------------------------------------------------------
                                             (6,515)           (648)          (642)        (1,640)       (1,507)

INTEREST INCOME                                 186              13             23             70            23
----------------------------------------------------------------------------------------------------------------

NET LOSS                                     (6,329)           (635)          (619)        (1,570)       (1,484)

Other comprehensive (loss) income:
  Accumulated other comprehensive
    income (loss)                               (89)            (74)            (7)          (171)          (82)
----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                          $(6,418)        $  (709)      $   (626)      $ (1,741)      $(1,566)
================================================================================================================
Basic and diluted loss per share                            $ (0.06)      $  (0.03)      $  (0.18)      $ (0.09)
================================================================================================================
Basic and diluted weighted average
  number of shares outstanding                            9,746,620     24,007,429      9,746,620    17,168,734
================================================================================================================


           See accompanying notes to consolidated financial statements.

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Cash Flows
September 30, 2000
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
================================================================================


                                                      Cumulative from      Nine months      Nine months
                                                    date of inception            ended            ended
                                                     to September 30,    September 30,    September 30,
                                                                 2000             2000             1999
                                                   -------------------   ---------------  --------------
OPERATING ACTIVITIES
   Net loss                                           $  (6,329)          $  (1,570)       $    (1,468)
   Items not affecting cash
      Depreciation and amortization                         178                  63                 51
      Stock based compensation                              378                  10                288
   Changes in non-cash working capital
      Decrease (increase) in accounts receivable            (95)                 85                (12)
      Decrease (increase) in prepaid and deposits           (49)                (34)               (40)
      Increase (decrease) in accounts payable               103                 (26)              (621)
      Increase (decrease) in accrued liabilities            141                  86                (31)
--------------------------------------------------------------------------------------------------------
                                                         (5,673)             (1,386)            (1,833)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITY
   Additions to property, plant and equipment              (536)               (124)              (284)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Increase in short-term debt                                1                   -               (108)
   Increase in due to shareholder                           (63)                 (1)              (187)
   Advances received from external parties                  296                   -                  -
   Increase in other long-term debt                           -                  (2)                (1)
   Cash acquired on business combination                  4,718                   -              4,718
   Advances from subsidiary                                 581                   -                260
   Issuance of capital stock                                446                  37                166
   Issuance of atypical shares                            1,025                   -                  -
--------------------------------------------------------------------------------------------------------
                                                          7,004                  34              4,848
--------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND
  CASH EQUIVALENTS                                          795              (1,476)             2,730

FOREIGN EXCHANGE MOVEMENT                                  (159)               (171)                (7)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         -               2,283                 11
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                       $     636           $     636        $     2,734
========================================================================================================



           See accompanying notes to consolidated financial statements

IQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statement of Shareholders' Equity (Deficit)
September 30, 2000
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
================================================================================


                                                                           Accumulated                       Total
                                           Common shares    Additional           Other                 Shareholders'
                                       -------------------     Paid-In    Comprehensive   Accumulated         Equity
                                        Number     Amount      Capital     Income (Loss)     Deficit        (Deficit)
                                       --------   --------  -----------   --------------  ------------ --------------
Balance at December 31, 1994              40      $    60     $     -       $       -      $    (173)     $     (113)
Issue of shares                                                                                                    -
Net loss                                                                                        (341)           (341)
Allocation of loss to
  atypical shares                                                                                379             379
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995              40           60           -               -           (135)            (75)
Issue of shares                                                                                                    -
Net loss                                                                                        (496)           (496)
Allocation of loss to
  atypical shares                                                                                139             139
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996              40           60           -               -           (492)           (432)
Issue of shares                                                                                                    -
Net loss                                                                                        (597)           (597)
Allocation of loss to
  atypical shares                                                                                312             312
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997              40           60           -               -           (777)           (717)
Issue of shares                                                                                                    -
Net loss                                                                                      (1,027)         (1,027)
Allocation of loss to
  atypical shares                                                                                228             228
Other comprehensive (loss) -                                                                                       -
  foreign currency translation
  adjustments                                                                     (94)                           (94)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998              40           60           -             (94)        (1,576)         (1,610)
Reorganization of capital on
  reverse acquisition              5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                  4,471,770        5,495                                                      5,495
Stock based compensation                                          396                                            396
Exercise of warrants                 139,850          349                                                        349
Net loss                                                                                      (2,157)         (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                     176                            176
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999       9,731,620      $ 5,904     $   396       $      82      $  (3,733)     $    2,649
Net loss                                   -            -           -               -         (1,570)         (1,570)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                              -            -           -            (171)             -            (171)
Exercise of options                   15,000           37           -               -              -              37
Stock based compensation                   -            -          10               -              -              10
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000      9,746,620      $ 5,941     $   406       $     (89)     $  (5,303)     $      955
=====================================================================================================================



           See accompanying notes to consolidated financial statements
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


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

     iQ Battery established in 1991 is conducting research and product development in the area of intelligent performance-improved battery systems. The Company's first product is a intelligent car battery, in which, for the first time, electronics, microprocessors and software manage the energy. The know-how is based on a patent acquired from the founding shareholders of iQ Battery.

     Patents have been granted for Germany, thirteen other European countries, and for the United States of America. International patents applications have been filed in nine additional countries. iQ Battery's legal domicile is Chemnitz, Germany, and it maintains a branch near Munich, where management has its offices. The Company intends to grant licenses for this process to the automotive and related industries in the future.


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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission Form 10-QSB and
          Article 10 of Regulations S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

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

     (c)  Foreign currency translation

          The Company's current activities result in transactions denominated in German Deutsche Marks and United States and Canadian dollars. Management considered the following in the process of determining the Company's functional currency.

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

          Based on these factors, the Company has determined that the US dollar is the appropriate functional currency for measurement and reporting purposes.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


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

     (g)  Research and development

          Research and development costs are expensed as incurred unless a project meets the specified criteria for capitalization. Transfer of intangible assets in the amount of DM400,000 (US $ 194,680) (patent and registered design) by founding shareholders of the Company and the related liability are not reflected in the accompanying financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


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

     (j)  Financial instruments and risk concentration

          The Company estimates that the carrying values of its cash and cash equivalents, current receivables and, payables, approximate fair value at September 30, 2000 and December 31, 1999 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any one institution and does not believe it is exposed to any significant credit risk.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL

     (a)  Service warrants

          The US Investor Relations Service Agreement dated June 28, 1999 was terminated in November 12, 1999 and the 200,000 warrants provided for under the IR Agreement were cancelled. In December 1999, the Company issued 40,000 one year Service Warrants, each warrant entitling the holder to purchase one common share exercisable as follows:

          (i) 20,000 warrants vesting on execution of Investor Relations Agreement, exercisable at a price of $ 5.00 per share;

          (ii) 20,000 warrants vesting June 1, 2000, exercisable at a price of $
               7.50 per share.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     (b)  Stock options (continued)

          The following options have been granted and remain outstanding at September 30, 2000 under the Stock Option Plan:

            Number of                 Exercise
             options                    price                 Expiry date
         --------------              -----------            ------------------
            1,035,000                 $  1.50               December 1, 2008
              138.000                 $  1.50               June 28, 2009
              160.000                 $  1.50               July 7, 2009
              115.000                 $  1.50               October 15, 2009
              367.000                 $  1.50               June 12, 2010
               43.000                 $  1.50               July 28, 2010
         --------------
            1,858,000
         ==============

          The following options have been granted and remain outstanding at September 30, 2000 outside of the Stock Option Plan:

            Number of                 Exercise
             options                    price                 Expiry date
         --------------              -----------            ------------------

             60.000                   $  1.50               June 28, 2001
             40.000                   $  1.50               June 28, 2001
         --------------
            100.000
         ==============

          In addition, 15,000 shares were issued in the quarter ended March 31, 2000, on the exercise of stock options granted under the Stock Option Plan.

          In the quarter ended September 30, 2000, 80,000 options were cancelled by the board of directors granted under the stock option plan.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2000
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
(Unaudited)
--------------------------------------------------------------------------------


5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the nine months ended September 30, 2000 of $Nil (nine months ended September 30, 1999 - $Nil) paid to a company with a common director.

     The Company has entered into the following contractual arrangements:

     (a) a consulting agreement dated August 25, 1998 with a company having a common director. Under the terms of the agreement the Company is obligated to pay the consultant $6,000 per month for a term of three years commencing August 25, 1998;

     (b) employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor. Under the terms of these agreements, the Company is obligated to pay these employees $9,000 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

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

     The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations, and does not anticipate having material revenues from operations until fourth quarter of 2001, if at all. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

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

     On March 30, 2000, the Company's shareholders approved a reverse-split of the Company's issued and outstanding common shares on a two and one-half (2 1/2) share for one (1) share basis. On April 10, 2000, the Company filed Articles of Amendment to effect the reverse split, and each 2 1/2 common shares issued and outstanding on April 10, 2000 were automatically converted into 1 common share. The information contained in the Company's financial statements, which are part of this report, and this report give effect to the reverse split.


The Company's Results of Operations for the Three Months Ended September 30, 2000 compared to the Three Months Ended September 30, 1999

     No revenues from operations were recorded in either the three months period ended September 2000 or the three months period ended September 1999. The Company does not anticipate it will record any revenues from operations during the fourth quarter ending December 31, 2000. The Company earned $13,000 in interest income during the three months period ended September 30, 2000 compared to $23,000 for the same period in 1999.

     As of September 30, 2000 the Company had an accumulated deficit of $5,303,000. The Company incurred a net loss of $635,000 for the three month period ended September 30, 2000 compared to a net loss of $619,000 for the comparable period in 1999.

     For the three month period ended September 30, 2000, the Company incurred research and development expenses of $313,000 compared with $271,000 for the comparable period of the prior year, an increase of approximately 15.5%. The increase during the three month period ended September 30, 2000, compared to the same period in 1999 results from the following: personnel expenses increased to $163,000 during the three month period in 2000 from $93,000 in 1999, as a result of an increase in the number of research and development personnel, and laboratory expenses increased to $85,000 during the three month period in 2000 from $71,000 in 1999. Increases in personnel expenses as well as in laboratory expenses reflect the cost of supporting a higher level of activity, principally related to building prototypes and product testing. Office expenses decreased from $52,000 during the three month period in 1999 to $43,000 in 2000 due to a lower level of travel activity and due to foreign currency effects. Consulting services and professional fees related to research and development decreased from $55,000 during the three month period in 1999 to $22,000 in 2000, as the Company relied on its own personnel for research and development.

     The Company incurred general and administrative expenses of $381,000 for the three month period ended September 30, 2000 compared with $356,000 for the comparable period of the prior year, an increase of approximately 7%. Administrative and general corporate expenses increased during the three month period ended September 30, 2000 compared to the same period in 1999 for the following: personnel expenses increased to $63,000 during the three month period in 2000 from $18,000 in 1999, as a result of an increase in the number of administrative personnel and redundant accrued expenses related to the Company's former Chief Financial Officer incurred during the three month period ended September 30, 2000; office expenses increased to $30,000 during the three month period in 2000 from $24,000 in 1999, as a result of an increase in general administrative and business activities; consulting services increased to $72,000 during the three months period in 2000 from $9,000 in 1999, resulting mainly from recruiting expenses related to the search for new finance staff, IT-related expenses in context with the customizing of the Company's management and financial reporting software and increased management consulting expenses related to establishing a human resources department for the Company during the three month period ended September 30, 2000. During the three month period ended September 30, 2000, the Company incurred marketing and sales expenses of $67,000 compared to $nil in the comparable period of the prior year, due to an increase in the number of sales personnel and intensified sales and marketing activity related to implementing the Company's roll-out strategy for its first batteries in relevant markets scheduled for 2001. Travel expenses decreased from $47,000 during the three month period in 1999 to $10,000 in 2000 and investor relations expenses decreased from $55,000 during the three month period in 1999 to $32,000 in 2000.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs, it intensifies its sales and marketing activity related to implementing a roll-out strategy for its first batteries in 2001. The Company intends to begin selling batteries in the fourth quarter of 2001 in the after market, as replacement batteries. The Company anticipates the batteries will be distributed by retailers and wholesalers. Selling batteries to the after market reflects only a part of the Company's distribution and revenue strategy. The Company still anticipates that the primary source of its revenues will be derived from licensing its battery technology to manufacturers.

     In addition to the extension of sales and marketing activity, the Company expands finance and administrative staff and financial and management system.


The Company's Results of Operations for the Nine Months Ended September 30, 2000 compared to the Nine Months Ended September 30, 1999

     No revenues from operations were recorded in either the nine month period ended September 30, 2000 or the nine months period ended September 30, 1999. The Company does not anticipate it will record any revenues from operations during the fourth quarter ending December 31, 2000. The Company earned $70,000 in interest income during the nine month period ended September 30, 2000, compared to $23,000 for the same period in 1999.

     The Company incurred a net loss of $1,570,000 for the nine month period ended September 30, 2000 compared to a net loss of $1,484,000 for the comparable period in 1999.

     For the nine month period ended September 30, 2000, the Company incurred research and development expenses of $945,000 compared with $724,000 for the comparable period of the prior year, an increase of approximately 5.8%. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally research and development, building prototypes and product testing. Research and development expenses increased during the nine month period ended September 30, 2000, compared to the same period in 1999 for the following: personnel expenses increased to $443,000 during the nine month period in 2000 from $328,000 in 1999, as a result of an increase in the number of research and development personnel; laboratory expenses increased to $254,000 during the nine month period in 2000 from $160,000 in 1999; and office expenses attributable to research and development increased to $158,000 during the nine month period in 2000 from $70,000 in 1999, as a result if increased research and development activity. Consulting services and professional fees related to research and development decreased from $166,000 during the nine month period in 1999 to $90,000 in 2000, as the Company relied on its own personnel for research and development.

     The Company incurred general and administrative expenses of $733,000 for the nine month period ended September 30, 2000 compared with $465,000 for the comparable period of the prior year, an increase of approximately 57.63%. Administrative and general corporate expenses increased during the nine month period ended September 30, 2000 compared to the same period in 1999 for the following: personnel expenses increased to $132,000 during the nine month period in 2000 from $55,000 in 1999, as a result of an increase in the number of administrative personnel and redundant accrued expenses related to the Company's former Chief Financial Officer incurred during the nine month period ended September 30, 2000; office expenses increased to $61,000 during the nine month period in 2000 from $33,000 in 1999, as a result of an increase in general administrative and business activities; consulting services increased to $119,000 during the nine months period in 2000 from $20,000 in 1999, resulting principally from recruiting expenses related to the search for new finance staff, IT-related expenses in context with the customizing of the Company's management and financial reporting software and increased management consulting expenses related to establishing a human resources department for the Company during the nine month period ended September 30, 2000. During the nine month period ended September 30, 2000, the Company incurred management fees of $54,000, marketing and sales expenses of $109,000, investor relations expenses of $99,000, travel expenses of $30,000 and other expenses of $53,000, primarily as a result of sales and marketing activities and additional administrative costs related to being a public company. Professional fees related to general and administrative activities increased to $120,000 during the nine month period ended September 30, 2000 from $24,000 during the same period in 1999.

     The Company's expenditures are expected to materially increase as it pursues research, development, testing and commercialization programs, it intensifies its sales and marketing activity related to implementing a roll-out strategy for its first batteries in 2001. The Company intends to begin selling batteries in the fourth quarter of 2001, in the after market, as replacement batteries. The Company anticipates its batteries will be distributed by retailers and wholesalers. Selling batteries to the after market reflects only a part of the Company's distribution and revenue strategy. The Company still anticipates that its primary source of revenues in the long-term will be derived from licensing its battery technology to battery manufacturers.

     In addition to the extension of sales and marketing activity, the Company expands finance and administrative staff and financial and management system.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of September 30, 2000, the Company had cash and cash equivalents of $636,000, and working capital of $596,000. From inception to September 30, 2000, the Company had raised approximately $7.35 million (net of issuance costs) from the sale of securities, excluding the issuance of 4,000,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering in the United States pursuant to which it received net proceeds of $4,690,000. As a part of the issuance of 2,200,000 common shares the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of warrant. Agent Warrants were exercised to purchase 139,850 shares for proceeds of $349,000 to the Company during the year ended December 31, 1999.

     iQ  Germany  is  obligated  to pay to Horst  Dieter  Braun,  the  Company's founding President, and Peter Braun, the Company's President, DM400,000 ($194,680) in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

     The Company plans to finance its capital needs principally from the net proceeds of its past securities offerings and interest thereon, additional equity financings and, to the extent available, lines of credit. The Company currently has no commitments related to any equity financings or for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its existing capital resources will be sufficient to fund its operations through 2000. The Company's capital requirements depend on several factors, including the success and progress of its product development programs, the resources the Company devotes to developing, marketing and promoting its products, the extent to which its products achieve market acceptance, the revenues generated from the sales of its products, if any, and other factors. The Company expects to devote substantial cash for research and development activities and to implement the roll-out strategy related to marketing its first battery scheduled for 2001. The Company cannot adequately predict the amount and timing of its future cash requirements. The Company will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as its business performance.

     The Company anticipates that the level of spending will increase significantly in the future periods as it undertakes research and development activities and implements a marketing and sales strategy related to the commercialization of the iQ technology. In addition, the Company anticipates that its general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to the Company.


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


Part II -  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

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

          Not applicable.

     b)   Use of Proceeds from Sales of Registered Securities

     On June 18, 1999, the Company completed an initial public offering of its common shares. The selling agent in the offering was IPO Capital Corp. (the "Agent"). The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-1 (the "Registration Statement") (Reg. No. 333-68649) that was declared effective by the SEC on May 10, 1999. The offering commenced on May 10, 1999 after which time, all 2,200,000 common shares registered under the Registration Statement were sold at a price to the public of $2.50 per common share. The aggregate offering amount registered was $5,500,000. In connection with the offering, the Company paid an aggregate of $105,000 in commissions and fees to the Agent and also issued to the Agent warrants to purchase 220,000 common shares. The Agent may exercise the warrants for US$2.50 per common share during the first year and for US$3.75 per common share during the second year after issuance.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the three month period ended September 30, 2000.


     ITEM 5. OTHER INFORMATION

           None.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       IQ POWER TECHNOLOGY INC

Date:  November 14, 2000               By: /s/ Peter E. Braun
                                           -------------------------------------
                                          Name:  Peter E. Braun
                                          Title: President and Principal
                                                 Financial and Accounting
                                                 Officer