Form 10KSB
period 2000-12-31
IQ POWER TECHNOLOGY INC
filed 2001-05-08
CIK 1072667

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Title of each class                    Name of each exchange on which registered
     None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                         Common shares without par value
                                (Title of Class)

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

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 2000 was approximately $4,864,258 based on the closing price of the Registrant's common shares as quoted on the NASD OTCBB of $0.688. The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000 was 9,746,620.

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS


Item 1:    Description of Business................................................................................1

Item 2.    Description of Properties.............................................................................20

Item 3.    Legal Proceedings.....................................................................................20

Item 4.    Submission of Matters to a Vote of Shareholders.......................................................20

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................21

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................21

Item 7.    Financial Statements..................................................................................29

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................29

Item 9.    Directors, Executive Officers, Promoters and Control Persons..........................................30

Item 10.   Executive Compensation................................................................................33

Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................38

Item 13.   Exhibits and Reports on Form 8-K......................................................................41

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................41


Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (collectively, referred to as "we," "us," "our," iQ Power" and/or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report on Form 10-KSB. Certain of the forward looking statements contained in this Annual Report are identified with cross references to this section and/or to specific risks identified under "Business - Risk Factors."

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

On August 25, 1998, we acquired all the issued and outstanding common stock of iQ Germany in exchange for 4,000,000 of our common shares. The total deemed purchase price of iQ Germany was US$2,500,000 or US$0.625 per share.

On June 18, 1999, we completed our initial public offering in the United States pursuant to which we received net proceeds of US$4,690,000.

As a result of the share exchange, we acquired all of the assets and liabilities of iQ Germany and are currently engaged in the development and commercialization of electrical power sources for the automotive industry and other industries.

On April 10, 2000, we completed a reverse-split of our common shares on a 2.5 share for 1 share basis. Information contained in this annual report gives effect to the reverse split.

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

Our iQ Battery technology platform can be applied across a diversified spectrum of industries and applications, ranging from automotive (including electric, hybrid and fuel cell powered vehicles) to stationary applications in telecommunications and standby power sources. Our designs have also been developed to be integrated into batteries designed for 42-volt electrical systems, which will be used initially by high-end automotive manufacturers as early as 2003.

Other potential applications of the iQ Technology relate to battery status indicators, energy management systems for modern powernet architectures in vehicles and digital DC line communication devices.

The initial market we intend to target is the starting, lighting and ignition battery market, which is a mature and stable market composed of a limited number of aftermarket resellers and original equipment manufacturers (OEM). Over the last ten years, new competition and changes in the automotive industry have increased pressure on starting, lighting and ignition (SLI) battery manufacturers to reduce costs and to improve the power and efficiency of the batteries they produce. In response to these conditions and to the increased market demand for smaller and lighter SLI batteries that produce adequate amounts of electrical power, we have developed the iQ technology, a battery technology that lowers the weight and increases the electrical output of SLI batteries.

We have produced prototype batteries based on the iQ technology which have been tested by several major automotive manufacturers, including Daimler-Benz, BMW and Audi. As a result of these tests and extensive internal testing, we believe that when compared to a conventional 12 volt automotive battery, a comparable iQ battery will:

     o    weigh 40% less;
     o    have six times the recharging capacity in cold conditions;
     o    require 40% less lead;
     o    have increased service life;
     o    have increased low-temperature starting capacity; and
     o capable of providing information to the energy management system or the operator on State of Charge (SOC) and State of Health (SOH).

We intend to commercialize the first generation iQ battery, the Generation I iQ battery, in a pilot program in which the Generation I iQ battery is anticipated to be installed in taxis, emergency and fleet vehicles. We also intend to market the Generation I iQ battery to automakers and other customer groups in order to stimulate demand for the iQ technology. We anticipate that we will eventually license the iQ technology to automobile suppliers and battery manufacturers or enter into one or more strategic relationships with established battery manufacturers to produce and distribute the iQ battery.

SLI Industry Background

The SLI battery industry is a stable, mature industry that is composed of a limited number of aftermarket resellers and OEM's. In 1999, worldwide unit sales in the SLI battery market have been estimated at approximately 280 million units with a value of US$9 billion. In the US, battery shipments in 1999 amounted to
100.5 million units, with 81.8 in the replacement market and 18.7 million units to original equipment car makers. The SLI battery industry is highly-concentrated and is dominated in the US by four SLI battery manufacturers who, in 1999, accounted for approximately almost 90% of the US market share. According to a February 2000 report of Merrill Lynch, the manufacturers included Exide, Johnson Controls, Delphi and GNB.

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

Recent advances in automobile technology and design have placed increasing demands on the electrical output generated by an automobile battery. European original equipment manufacturers have been experimenting with new 36- and 42-volt batteries for the next generation of dual-battery automotive electrical systems. As the power requirements of automotive electronics continue to increase, automotive manufacturers are designing new vehicles that will require higher voltage electrical systems needing larger or multiple batteries. These new systems will generally require a 12-volt battery for lighting systems and other low power consumption accessories within the automobile and a 36-volt or 42-volt battery, which is needed for the next generation of combined starter motor/alternators and for high power-consumption accessories such as AC power and electrical heating and cooling systems. European original equipment manufacturers plan to include high-voltage electrical systems in certain luxury models as early as the 2002 model year, and North American OEMs are anticipated to make similar introductions by model year 2004.

In addition to higher voltage systems, European manufacturers have recently began experimenting with "smart batteries." A smart battery is a battery equipped with specialized hardware that provides present state, calculated and predicted information to its host under software control. A smart battery charger is a battery charger that periodically communicates with a smart battery and alters its charging characteristics in response to information provided by the smart battery. According to a report published by Donald Saxman, GB-202R-August 2000 Business Communications Company, Inc., demand for smart batteries is expected to reach 669 million units by 2005 and 980 in 2010 for automotive applications, and 1 billion units in 2005 and 4.5 billion units for automotive, traction, stationary, electric vehicle and aerospace applications combined. Our iQ batteries are smart batteries, and our iQ technologies are designed to be integrated into a variety of smart battery applications.

We believe that increased competition in the SLI battery manufacturing industry along with increased demands for high-powered, lightweight, efficient SLI batteries that can be used in both traditional and alternative vehicle applications, will create opportunities to market our "smart battery" technology to aftermarket resellers and OEM's.

We also believe that our smart battery technology can be used in a variety of applications and marketed to a number of market segments.

Battery and Energy Management Market Segment

The battery industry is considered mature, with demand closely related to the sales of either automobiles or various consumer products. Unlike many mature industries, battery demand is also determined by service life of a battery, and hence, replacement sales. In many applications, replacement sales are a driving force in market growth. We believe that there are areas where the battery industry will experience explosive growth. We believe that there are emerging opportunities in markets for electric vehicles, utility load leveling and remote power storage stations for batteries and a strong potential market for iQ battery-control technology. The application of iQ battery and our energy management technology is anticipated to encompass the following market sub-sectors on the type of consumer:

     Transportation:

     o    Original Equipment

     o    Aftermarket

     Industrial:

     o    Motive Power - Traction, Marine and Aviation

     o    Standby Power - Stationary, UPS, Emergency and Remote Sensing

     Developmental:

     o    Electric Vehicle Technology

     o    Fuel Cells Technology

Transportation

Transportation batteries are the single largest battery market and affect virtually every consumer on a daily basis. There is a tremendous incentive to improve automotive battery performance, a strong incentive to reduce automotive battery price and even an environmental incentive to eliminate the "lead" in lead-acid altogether. Industry analysts predict, smart automotive batteries will be common within five years, and within ten years will be standard on new vehicles. Moreover, there will be a growing market for higher voltage automotive batteries. This development influences how automotive batteries are marketed and provides us with an opportunity to position our products as more expensive, proprietary brands.

The starter battery sector is divided into two distinct product markets - OEM for the initial equipment of new vehicles and the replacement market, which comprises the supply of replacement batteries to the retail market. The distinction between the two product markets is not based on differences in the product itself or on the function of the product. Rather, the conditions of competition differ significantly in these two markets.

         Original Equipment

The OEM market consists of the sales of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles. We believe that the following represents the most important factors affecting the OEM:

     o    Vehicle design based: component weight and space restrictions

     o The strength of the market for passenger cars, light trucks and sports utility vehicles

     o Significant consolidation in the automotive industry (e.g., BMW, DaimlerChrysler, Ford/Volvo, GM/Saab/Fiat)

     o Globalization of OEM procurement activities, which pressure suppliers to do likewise and result in product standardization and lower prices

     o Movement of several OEM's into the aftermarket business (i.e., Ford/Kwik Fit)

     o Batteries for the original equipment market have to correspond to the specifications required by the OEM including zero-defect reliability. Supply to the original equipment market is generally linked to R&D cooperation for new products that enable the suppliers to follow the latest technical developments in the market.

     o Vehicle electrical requirements: 42-volt vehicle systems will enable effective use of x-by-wire technologies, ride control systems and electromagnetic valve train.

     Replacement--Aftermarket

Aftermarket batteries are principally sold through retail automotive parts chains and mass merchandisers, car and truck dealers and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers and small retailers. Automotive-type transportation batteries are also used for commercial applications such as: trucks, farm-equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications. We believe that demand for conventional automotive replacement batteries is influenced by the following principal factors:

     o    Number of vehicles in use

     o    Average battery life

     o    Average age of vehicles and their condition

     o Demand for automotive aftermarket batteries is significantly affected by the weather. Unusually cold winters or hot summers accelerate battery failure and increase demand.

Industrial

The industrial battery segment can be broadly divided into motive power batteries and stationary batteries. The former comprises batteries that find applications in railways, forklifts and other electric vehicles. However, the stationary batteries that typically find application in telecom networks, power plants, emergency lighting and remote power source, and uninterruptible power systems, account for the bulk of the demand for industrial batteries.

     Motive Power - Traction, Marine and Aviation

The materials handling industry provides the single largest market for motive power (traction) batteries. Applications typically include forklifts, electric counter balance trucks, pedestrian pallet trucks, low-level order pickers, turret trucks and specialty access equipment. Other market segments requiring motive power products include; scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, electric road vehicles. Battery-powered boats are a small, but significant motive-battery market sub-sector. Battery-powered wheelchairs are another. A promising long-term traction battery-powered market is for Automatic Guided Vehicles (AGV's)--unmanned material handling equipment integrated into automated factories. AGV's are also being designed for work outside of the factory or warehouse. Motive power batteries are designed to provide high power for long periods. Reduced weight is an important design requirement. A traditional golf cart battery weighs three times as much as an automotive battery, largely because of greater quantities of active (lead) material.

Standby Power - Stationary, UPS, Emergency and Remote Sensing

The capabilities of lead acid batteries, traditionally used for starting, lighting and ignition (SLI), are easily transferred to standby (also known as stationary) applications and provide a reliable source for backup power. Standby batteries are used for back-up power applications to ensure a continuous power supply in case of main (primary) power failure or outage. In today's electronic and digital world, back-up power devices incorporating standby batteries are used in most electric power systems including: those used in telecommunications, computers, hospitals, airports, traffic control, elevators, security/alarm systems, electrical power plant systems and military equipment. The next largest segment of the standby market is uninterruptible power supplies (UPS) that are used in computer installations, such as for banks, airlines and to back up servers for the Internet. Growth in this area has paralleled the growth in computer systems.

     Market Growth Considerations

Telecom and datacom industries are creating new growth opportunities for the lead acid battery markets, specifically in stationary applications. The increasing frequency of power outages in a world of microprocessor-based equipment is driving the need for standby and back-up power. We believe our battery-control technology and smart lead acid batteries are well positioned to meet this growing need. Strategic research provided by Frost & Sullivan indicates this market generated $4.43 billion in revenue in 1999 and is expected to reach $6 billion by 2006.

The growth in the battery demand for telecommunications has been especially fueled by the deployment in every country of multiple cellular and wireless mobile communication systems where each transmitting base station requires a set of standby batteries. Other telecommunications applications include central and local switching systems (PABX), satellite stations, optical fiber repeating boxes, cable TV boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system.

Industry estimates indicate the total stationary battery market is approximately $201 million, including $165 million for UPS equipment, $11 million for emergency lighting equipment, and $25 million for remote power systems. The UPS segment includes telecommunications backup systems and electronic backup power. These market niches rely heavily on lead-acid battery systems. There are approximately 180,000 emergency lighting systems sold annually. Emergency lighting is generally installed in response to outside influence (government regulation, insurance standards, etc.)

Remote power stations (including photovoltaic options) range from large village sized systems to the much smaller units used to drive a single machine. They are designed to provide either AC or DC power in locations remote from conventional utility transmission lines. Currently, remote photovoltaic battery charger sales are approximately $25 million per year for 20,000 small systems, 100 medium (house-sized demonstration) systems and 1-large (village-sized demonstration) system.

Development Battery Technology

     Electric Vehicle Battery Market

EV is a generic term for vehicles powered only by batteries (Electric Vehicles, or EV's), vehicles powered by batteries and at least one other energy source (Hybrid Electric Vehicles, or HEV's), and fuel cell-powered vehicles (FCV's). In fact, FCV's are likely also to require a supplementary power source, and so come within this report's definition of hybrids. Zero-emission vehicle (ZEV) is the term adopted by California in its low emissions program, and for this report is synonymous with BEV. Our iQ technology can extend the useful life of power sources now used in gasoline engines and provide a means of starting and monitoring remaining energy in electric or hybrid vehicles.

The near term (2000 through 2005) EV battery market will consist of lead-acid and nickel-metal hydride batteries, with a few others technologies (lithium, metal-air, redox). In the longer term (2005 through 2010), lead-acid batteries will increasingly be replaced by nickel-metal hydride, and lithium EV batteries will become more common. Metal-air and redox batteries may also be widely commercialized if technical and price constraints are resolved.

     Fuel Cell Technology

Fuel cells are electro-chemical devices, similar to a battery in which hydrogen (either pure hydrogen gas or hydrogen extracted from a fuel that contains the element, e.g., methanol) and oxygen from the air are combined to produce electricity, water and a modest amount of waste heat. Like a battery, the fuel cell has no moving parts (except for small fans and pumps to remove or recover waste heat). It also has near-zero emissions, except for water, and is ultra-quiet. These characteristics make the fuel cell a highly attractive power source of automobiles and other vehicles. Fuel cell power systems can be classified in two groups by type of application:

     o Those intended to replace the internal combustion engines and drive trains in automobiles, trucks and busses

     o Those intended to serve as an electrical power supply replacing the generator in future vehicle concepts

Fuel cells will require an embedded voltage measurement and monitoring system in order to address two areas of major concern:

     o Safety features and critical system parameters to avoid damage to the vehicle and/or its passengers, and

     o Operational features to optimize the energy production and storage process

Our smart energy management (SEM) technology platform can manage the compatibility and resources between the fuel cell power source and energy storage batteries. Moreover, our iQ technology is fundamentally "chemistry independent" in that our SEM technologies can be used or incorporated into a variety of developmental power and energy supply technologies.

Products and Technology

The iQ technology platform and battery design changes are not simply rearrangements of existing components. Our proprietary designs and technology can be incorporated into alternative energy systems or as product bundles that encompass the following battery and battery-control products:

     o    Smart Battery Systems and Components

     o    Automotive Power Control Products

     o    Electric Vehicles Power Control Products

     o    Battery Charger/Power Converter and Components

     o    Traction, Marine and Aviation Power Control Products

     o    UPS, Stationary and Remote Power Control Products

We intend to market our products for these applications.

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

We have completed and qualified the production design of the integrated circuits necessary for the internal sensor and control unit.

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

     The Communication Device

Until recently, data transmission in automobile electrical systems used separate data cable and connector systems. YAMAR Electronics has patented technology that permits information and data to be accumulated in the microprocessor and transmitted over DC lines. This technology has successfully been tested and evaluated by BMW, other OEMs and Tier 1 suppliers. As a result of that, our company has been asked to form a consortium consisting of automobile manufacturers and suppliers in order to standardize this technology. We have initiated a circle to prepare such a consortium under participation of e.g. BMW, AUDI, DaimlerChrysler, PSA, Infineon, and others. Our role is to administer and manage this consortium, including receiving, budgeting and allocating funds provided by the members. We have entered into a collaborative agreement with YAMAR to develop solutions using their patented technologies in our iQ Battery exclusively for battery applications.

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

We are closely collaborating with our strategic partner YAMAR Electronics to develop an ASIC solution using this patented technology. To date we have spent approximately $45,000 on research and development for applications related to our iQ Battery, and we managed to built working prototypes of this system.

Performance Specifications and Test Results - iQ Smart Battery - Generation I

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

Since 1998, our prototype batteries have been tested extensively both in-house and by third-party organizations. The following descriptions detail the results of independent tests performed in 1998 and 1999 by major auto manufacturers with which we have strategic relationships. All tests compared the prototype iQ battery with a standard, 12 volt, 100 amp battery that is normally used as OEM equipment in German luxury cars.

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

Benchmarking

In our newly equipped laboratories, we were able to carry out the above tests on our automated test stands on batteries of various manufacturers from Europe and Asia. These tests were performed to qualify the basic technology of these manufacturers for future license and cooperation agreements. As a side effect, we could equip the batteries of those manufacturers with our components and match or, in some cases, exceed the specifications of our product as described above.

Quality Management and Control

All developments were carried out in accordance with the ISO 9000 standards. The certificates on ISO 9001 and VDA 6.2, the German automotive standard for suppliers, were awarded to our company in November, 2000. Getting this certificate was a major milestone for our company in order to become a qualified supplier to the automotive industry.

In addition to the foregoing, in 1996, we completed independent, third party safety testing of the iQ battery in Germany, and in which all applicable safety specifications were met. (TUV Rheinland Product Safety GmbH, test report no. E-9613191E-01). We are not aware of any safety issues related to the iQ battery that are not also applicable to standard automotive batteries.

     iQ Smart Battery--Generation II

The second generation iQ Smart Battery builds upon the technologies developed for our first generation iQ battery. The second-generation iQ Smart Battery is capable of transmitting the internally computed data on SOC/SOH to the on-board car computer using powerline communication and the DC-BUS technology, which is anticipated to be incorporated into production automobiles in the next ten years. Alternatively, a plug-in-display can show the SOC/SOH information to the driver or host system.

     36-volt Smart Battery

A major opportunity has developed for us in the automotive industry and demand for more electronics to provide energy for GPS, higher-voltage headlights and computers. The industry is working to move from 14 to 42-volt batteries (14-volts is the current standard, i.e., the amount of voltage from the alternator needed to keep a 12-volt battery charged, while 42-volts would charge a 36-volt battery). The latter system will also enable engineers to provide higher power with less current and consequently shrink wires to save cost and weight.

As automobile manufacturers add electrical components, the success of these innovations in the consumer marketplace will be dependent on consistent battery performance together with embedded digital communication capabilities. The challenge is to establish new standards for suppliers to build prototypes to a common specification. We are among the organizations fostering consensus through the Massachusetts Institute of Technology (MIT) Industry Consortium on Advanced Automotive Electrical/Electronic Components and Systems. iQ is a charter member of this organization that was founded by MIT in 1996 with 11 OEM's and component suppliers. It has now grown to include 44 companies around the world.

Initial OEM production of 42-volt vehicles is scheduled for the 2003 model year. We anticipated this requirement and dedicated significant research activities to developing products to meet this demand. We designed a Generation II 36-volt Smart Battery and battery-control system that will enable automakers to easily transition to the more complex 14/42-volt vehicle architectures. This innovative approach integrates components to improve efficiency, fuel economy and reduce emissions while supporting increased vehicle content and features.

     Intelligent Automotive Power Train: X-by-Wire

DaimlerChrysler's Powertrain Business Unit (PTU) and we have filed a joint research project application with the European Union--5th Framework Programxiv to develop energy management solutions for an intelligent power train. The goal of the PTU is a complete X-by-wire concept in which a vehicle can be safely controlled by digital signals. A concept of this nature requires an uninterrupted power supply and intelligent energy management between redundant battery systems. A key pre-requisite for X-by-wire is redundancy in safety-critical areas such as energy supply and data communication, for which we believe the iQ technology platform is ideally suited.

This combination of electronics and software provides an intelligent energy management system that optimizes battery characteristics and matches them with the driving and usage profile of the vehicle in question. The X-by-wire steering system offers the advantages of greater driving safety, since supporting systems (steering, braking and transmission functions) are optimally networked which will significantly improve handling in critical situations. According to DaimlerChrysler, the introduction of the intelligent powertrain will decreases the number of traffic accidents attributed to driver error.

iQ Systems Integration

Our SEM technology is designed to combine the necessary supporting components for a turnkey solution that supports next-generation 42-volt onboard networks in tomorrow's cars, create new opportunities for alternative drives such as hybrid or zero-emission vehicles (ZEV) and industrial applications. We have developed two capstone products, namely the Smart Energy (SE) Manager and the Battery Energy (BE) Manager that we believe will play an important role bridging the complex technology of next generation power systems.

     Battery Energy Manager(R)

The BE Manager is capable of managing intelligence between iQ batteries. Specifically, the BE Manager optimizes and allocates battery power reserves based on their individual status. As part of an energy management system, the BE Manager has the following tasks:

     o    Adjust for differing energy potentials between iQ batteries

     o Transfer the SOC and SOH of each battery to the SE Manager or directly to an onboard computer or driver information system. This data transfer takes place over the DC-Bus or CAN-Bus interface

     o    Intra-battery charging and balance control

     o Protects the power needed to start the car, even if the lights or any other accessories are left on.

The BE Manager can also be used as an immobilizing system to help prevent a vehicle from being stolen.

     Smart Energy Manager(R)

The SE Manager acts as the "traffic police" within the power system. While the BE Manager is capable of only intra-battery management, the SE Manager can distribute different energy sources and energy loads. With the advent of fuel cells, recuperative braking and other emerging energy sources it will be necessary to introduce automated power management into these systems. The SE Manager decides which source should be used for charging and to which load energy is distributed.

     Smart Battery Charger

iQ Power is developing and perfecting smart chargers, which are chargers that are equipped with micro-processing chips. To control charging, all battery chargers will require some form of "intelligence" residing in the battery or the charger. The iQ micro-controller will enable development of a "Smart Charger" that will determine the battery type and modify the charging routine as necessary. The battery pack can provide this information using a keyed connector or a stored code that the charger can read. Either way, the charging routine can reside in the Company's software, and the installation of a new battery type requires simply updating the software. Thus, the iQ technology-based battery charger can accommodate battery types that were unavailable when the charger is first introduced. Committing charging procedures to software also allows battery manufacturers to extend the life of their products via software upgrades.

Our Strategy

We believe that sustained growth can be achieved through industry collaboration and partnerships, which create value and build revenue. This is anticipated to be accomplished by pursuing association with companies that have complementary skills or assets to create additional value for shareholders and customers. We intend to extend its market reach by licensing our enabling technology platform thereby exploiting access to different customers, segments and geographic markets. We intend to promote effective industrial and scientific cooperation, networking and risk sharing.

Our first objective is to license the iQ technology to leading manufacturers of automotive batteries and to position us as a leading provider of battery and electric power technology to the automotive industry and other industries. Our strategy includes the following elements:

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

     AG Manufacturing

We have entered into a Manufacturing Agreement with AG Manufacturing, a leading European manufacturer for electronic circuit boards, under which AG Manufacturing has agreed to manufacture and deliver those boards including all components to be bought from the distributor of iQ in accordance with delivery dates and volume lists attached to the contract. Under this contract, 500 samples for validation and verification purposes (FMEA) had been delivered by AG Manufacturing and successfully tested by iQ. Prices are fixed for 200,000 and 1,000,000 units until 2002.

     REHAU AG + Co.

We have entered into a Development and Cooperation Agreement with REHAU, a leading supplier to the automotive industry for plastic materials. The contract anticipates that we will cooperate in the areas of joint developments, joint technical support, joint marketing and joint protection of rights and know-how.

     E. Schnapp & Co. Works Ltd.

We have entered into a Development and Manufacturing Agreement with E. Schnapp & Co. Works Ltd., the leading Israeli manufacturer for SLI batteries, under which
E. Schnapp & Co. Works Ltd. has agreed to manufacture iQ batteries. Schnapp has agreed to tool up to produce a minimum quantity of 200,000 units per year. In return, Schnapp will become a prime supplier of iQ batteries for the European market.

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

Together with YAMAR, we founded the DC-BUS Alliance, an initiative to standardize the DC-BUS technology for the automotive industry. Besides us, founding members of this initiative are, amongst others, BMW, AUDI and Infineon.

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

Automakers

     DaimlerChrysler

We have provided prototypes of the iQ battery to DaimlerChrysler, which successfully concluded in-the-car and out-of-the-car tests. During 2000, we participated in the International Auto Show for Trucks (IAA NFZ) in Frankfurt, were we, together with DaimlerChrysler's Power Train Unit, presented the prototype of the "Intelligent Powertrain". Based on this project, we and other partners are participating in a joint filing of a research project under the European 5th Framework program, under the lead of DaimlerChrysler.

     BMW

Together with YAMAR, we have provided prototypes of the DC powerline communication to BMW, which has successfully been testing the prototypes. BMW proposed us to be the manager and administrator of the DC-BUS Alliance; an initiative that we are forming in order to standardize the DC-BUS product for the automotive industry. We have also purchased and installed BMW battery test and electronic lab equipment in iQ Germany's laboratories in Chemnitz, Germany, for the purposes of conducting tests on the iQ battery prototypes.
We are currently negotiating with BMW to install our Generation I iQ battery in BMW test cars.

To date, neither Daimler-Benz nor BMW have committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

Other Relationships

In addition to the above relationships, we have also had discussions, and in some cases, delivered prototypes of the iQ battery to Audi, Volkswagen, Ford, Opel, Volvo, Hyundai and Porsche for testing. We are currently negotiating with Audi, Volkswagen, Ford and General Motors to test our Generation I iQ battery and to enter into development agreements related to our iQ battery and energy management technologies. We currently do not have any contractual arrangements with these automakers other than confidentiality agreements and limited agreements for the testing of prototypes. No automaker has committed to incorporate the iQ technology into any of their commercially available automobiles or other products. In addition to these German automakers, we are also pursuing contacts with other major automakers worldwide.

We have established a relationship with one of the leading German defense contractors to supply batteries with our energy management device for use in one of their newly developed vehicles.

We have engaged in discussions with established battery manufacturers regarding the possibility of joint ventures to produce batteries using the iQ technology. In the event we are unsuccessful in our primary marketing strategy of licensing the iQ technology to major automakers and established battery manufacturers, we anticipate that this type of arrangement may provide an alternative means of market entry for us. There can be no assurance that we will be able to successfully establish a joint venture arrangement with a battery manufacturer on terms favorable to us, if at all.

Research and Development

We are focusing our research and development efforts on improving the iQ technology and developing process technology required to manufacture the iQ battery. A key element of our strategy is to complete development of a battery that has undergone all relevant testing programs by German auto manufacturers and can be produced in commercial quantities. Over its most recent four fiscal years, we have spent a total of $3,705,000 on research and development.

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

We believe that our primary competitors are existing suppliers of automotive and lead-acid batteries. Exide Corporation, Johnson Controls Inc., and Delphi are the primary suppliers of car batteries in North America, followed by East Penn Battery, PA and Douglas Battery, NC. Exide Corporation, GNB, VB Autobatterie GmbH, Hawker

Batteries, Fiamm, Hoppecke, Yuasa, Autosil and Delco Remy are the primary suppliers of car batteries in Europe. All of these companies are very large and have substantial resources and market presence. Many are vertically integrated and produce the core components for their batteries from raw or recycled materials, reducing the unit cost of manufacturing. These companies have pursued and implemented aggressive production and manufacturing strategies which have led to substantial competitive advantages in the areas of production efficiencies and integrated distribution and inventory management systems. We expect that we will compete in targeted market segments on the basis of performance, reliability, ease of recycling and increased battery life. We cannot assure you that we will be able to compete successfully against these companies in any of the targeted market segments.

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

Intellectual Property Rights

Our success is dependent on our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We, through iQ Germany, hold two United States patents related to its technology, both of which will expire in the year 2014. iQ Germany has also applied for patents related to the iQ technology in Germany and the European Union. We, through iQ Germany, have been issued patents cover the battery temperature sensor and heating element design and configuration. We filed three additional patent applications in 1999 related to battery technologies that we developed, and two additional patent applications in 2000 related to battery technologies and energy management technologies. We have not yet been granted patents related to these applications and there can be no assurance that such patents will be granted.

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

iQ Germany has registered the trademark "iQ" in Germany. iQ Germany has applied for registration of its trademark in the United States, Canada and 10 European countries. The trademark was also filed in Japan and India. The trademarks: "BEM Battery Energy Management" and "SEM Smart Energy Management" were filed in several classes and countries.

We are opposing Johnson Controls Battery Group, Inc.'s ("Johnson Controls") attempt to register the mark "IQ CONTROL & Design." These proceedings are before the Trademark Trial and Appeal Board. Johnson Controls is a battery manufacturer in the United States. They are attempting to register the following marks: 1) IQ; 2) IQ CONTROL; and 3) IQ CONTROL & Design. These marks are going to be use din connection with the sale of batteries. In addition to the current opposition, we anticipate filing an additional opposition to the "IQ CONTROL" mark as well as a cancellation proceeding for the "IQ" mark. We have registered and have been using its iQ mark in connection with the development of its batteries for several years in Germany. We have also used that mark, to a lesser degree. The proceedings are still at an early stage. The discovery period has not yet closed and we have not yet received responses to our discovery requests.

We cannot assure you that our challenge will be successful or that we can prevent Johnson Controls from using "iQ" as part of its trademark in the United States. In the event we are unsuccessful, Johnson Controls' use of iQ may create substantial confusion in the market, which may adversely affect our ability to develop our brand and to market our batteries in the United States.

Environmental Matters

We currently contract with third-parties for the manufacture of our iQ battery prototypes. We currently do not incur any significant direct cost related to environmental compliance matters.

Employees

As of December 31, 2000, iQ Germany had 16 employees engaged in product research and development on a part- and full-time basis and 12 employees engaged in general and administrative and marketing functions on a part- and full-time basis. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our or iQ Germany's employees are covered by a collective bargaining agreement, and we believe iQ Germany's relations with its employees are good. We currently maintain key man life insurance on two our directors or executive officers: Dr. Gunther C. Bauer and Peter E. Braun.

                                  RISK FACTORS

Our inability to secure additional financing on acceptable terms could prevent or delay us from developing and commercializing the iQ technology which could decrease the value of the shares or cause us to go out of business.

As of December 31, 2000, we had a working capital deficit of $135,000. We anticipate that we will require additional financing of approximately $1,250,000 to $1,500,000 during 2001 in order to fund our anticipated plan of operation and working capital requirements during 2001. We are in the process of completing a private placement of common shares for between $500,000 and $750,000. We anticipate that the private placement will close during the second quarter of 2001. We may require more financing than we anticipate if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. If we fail to get the necessary financing on a timely basis, it might:

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

We believe that the iQ technology can be integrated into lead-acid batteries on a commercial basis, and that a commercially feasible manufacturing process can be developed. However, if we are not successful in doing so, it would materially, adversely affect our financial condition and results of operations and the value of your investment. Our design requires us to integrate the iQ technology with existing lead-acid battery technology. There can be no assurance that our iQ technology will be incorporated into batteries in commercial production in quantities sufficient to be commercially profitable.

Our revenues will depend mostly on licensing the iQ technology or selling batteries that incorporate iQ technology which will make us vulnerable to changes in market demand. As a result, any decline in demand could materially, adversely affect our business.

To date we have not earned revenues from the licensing of our technology or from the sale of any batteries. We anticipate that all of our revenues will initially come from fees derived from licensing the iQ technology or, possibly, from the sale of our own batteries that incorporate the iQ technology. Consequently, any decline in the demand for such technology or batteries could materially, adversely affect us. We cannot guarantee that we will receive any revenues from the licensing of the iQ technology or from the sale of batteries incorporating the iQ technology, or that we can generate a profit. If we receive any revenues, the revenues may decrease after an initial period of market introduction due to factors such as:

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

We are challenging a U.S. application by Johnson Controls to trademark the use of iQ in the United States.

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

On August 4, 2000, a civil lawsuit was filed by Gerhard Trenz against iQ Power and iQ Battery in the Labor Court of Munich (Case No. 3 Ca 10364/00). Mr. Trenz was dismissed as Chief Financial Officer of IQ Power in July, 2000. He filed a lawsuit claiming wrongful termination and seeks an order to continue his employment until August 2001. On December 21, 2000, the labor Court Munich allowed an action to be brought against us, while we were taking an appeal to a superior court.

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

Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to securities holders during the fourth quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Range of Common Shares

Our Common Shares began trading on NASD Over The Counter Bulletin Board under the symbol IQPT on June 29, 1999. Prior to June 29, 1999, there was no public market for the Common Shares. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Shares as reported on NASD Over The Counter Bulletin Board. On April 10, 2000, we completed a reverse-split of our common shares on a 2.5 share for 1 share basis, and our trading symbol on the NASD Over The Counter Bulletin Board was changed to IQPR. The information in this annual report gives effect to the reverse-split.

                                               NASD Over The Counter
                                                   Bulletin Board
                                            -----------------------------
                                                US$            US$
                                            -------------  -------------
                                                High           Low
                                            -------------  -------------
1999
   Second Quarter........................       4.375         3.75
   Third Quarter.........................       5.08          3.69
   Fourth Quarter........................       5.23          3.44

2000
   First Quarter.........................       4.22          2.03
   Second Quarter........................       2.625         1.01
   Third Quarter.........................       1.85          1.125
   Fourth Quarter........................       1.375         0.375

2001
   First Quarter.........................       0.78          0.28
-----------------

The closing price for our common shares on the NASD Over The Counter Bulletin Board was US$0.34 on May 4, 2001.

As of December 31, 2000, we had approximately 33 shareholders of record (including nominees and brokers holding street accounts), 2 shareholders of whom had addresses in the United States and who held 879,955 Common Shares, or 9% of our outstanding Common Shares.

We have never paid dividends on our Common Stock. We currently intend to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

Our selected consolidated financial data are qualified in their entirety by reference to and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report and the audited consolidated financial statements and notes included in this annual report. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999, are derived from and are qualified by reference to our audited consolidated financial statements which appear in this annual report. These financial statements were prepared in accordance with United States GAAP and are presented in US dollars.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                   2000        1999       1998
                                                   ----        ----       ----
         (Expressed in United States Dollars; all amounts in thousands except per share data)

Statement of Operations Data:
 Revenue                                        $      6    $     11    $     -
 Research & development expenses                $  1,207    $  1,137    $   875
 Marketing and G&A expenses                     $  1,331    $    759    $   112
 Net loss (1)                                   $  2,359    $  2,157    $ 1,027
 Comprehensive loss                             $  2,457    $  1,981    $ 1,121

 Net loss per share (1)                         $   0.24    $   0.28    $  0.20


                                                     Year Ended December 31,
                                                     -----------------------
                                                       2000         1999
                                                       ----         ----
          (Expressed in United States Dollars; all amounts
                          in thousands)

Balance Sheet Data:
 Cash and cash equivalents                        $     183      $  2,283
 Working capital (deficiency)                     $   (135)      $  2,354
 Total Assets                                     $     825      $  2,837
 Non-current liabilities                          $       -      $      2
 Stockholders' equity                             $     239      $  2,649

------------------

(1) Pro forma net loss for the year ended December 31, 2000 would have been $3,192,000 and net loss per share would have been $0.33 per share if compensation cost for the Company's share options granted to employees had been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123. See, Note 7 (c) of the Company's financial statements for the years ended December 31, 2000, 1999, and 1998.

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

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations, and does not anticipate having material revenues from operations until at least the last half of 2001, if at all. The Company expects to generate revenues from sales of its Generation I iQ battery product beginning in the second half of 2001. The Company anticipates it may generate additional revenues from service agreements with battery manufacturers and licensing agreements. During the second half of 2001, or 2002, although the Company currently has not service or licensing agreements in place, the Company assures you that any material revenues will be received during 2001 or 2002 from the sale of batteries or from service or license arrangements. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

The Company believes that its historic spending levels are not indicative of future spending levels because it is in a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues. Prior to June 18, 1999, the financial statements of the Company and iQ Battery Research & Development GmbH ("iQ Germany") were presented as separate and distinct, as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on June 18, 1999, when the Company raised in excess of $3,000,000 by equity financing. See "Liquidity and Capital Resources."

After June 17, 1999, all financial information is reported on a consolidated basis. Any financial information of the Company used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only. All amounts are set forth in U.S. dollars unless provided otherwise.

     The Company's Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

As of December 31, 2000, the Company had an accumulated comprehensive deficit of $7,133,000, compared to $4,676,000 at December 31, 1999. The Company incurred a net loss of US$2,359,000 for the year ended December 31, 2000, compared to a net loss of $2,157,000 for 1999. The increase in net loss was primarily a result of higher marketing and general and administrative expenses and increased research and development expenses. The increase of the expenses was partly offset by higher subsidies for research and development related investments and gains on foreign exchange due to the strength of the US dollar versus the German DM.

No significant revenues were recorded in either the year ended December 31, 2000 or the year ended December 31, 1999.

Total expenses increased to $2,548,000 for the year ended December 31, 2000, from $2,279,000 for 1999, an 11.8% increase. The expenses for marketing and general and administration increased by $572,000 (75.4%) to $1,331,000 for the year ended December 31, 2000, compared to $759,000 during 1999, primarily as a result of our increased efforts to develop relationships to commercialize our iQ Battery and technologies. Research and development expenses in total increased by $70,000 (6%), to $1,207,000 in the year ended December 31, 2000 compared to $1,137,000 in 1999, due to our continued efforts to improve our iQ Battery technologies and our efforts to develop our energy management systems technologies. The Company anticipates that expenditures related to marketing and general and administration will increase during the year ending December 31, 2001, as the Company begins marketing efforts to introduce its Generation I - iQ Battery and increases its efforts to enter into service and licensing arrangements to commercialize its iQ battery and energy management technologies.

In 2000, the Company launched a new web site designed to provide potential industry partners with information related to the Company's iQ Battery and its energy management technologies. The Company also hired a marketing specialist and additional marketing personnel and consultants to coordinate and manage the Company's marketing efforts and to assist the Company in defining its corporate and marketing strategies and to assist in developing action plans to commercialize its iQ battery and energy management systems. Personnel costs increased to $263,000 in the year ended December 31, 2000 from $91,000 in 1999, a $172,000 (189%) increase. Consulting services expenses increased to $223,000 in the year ended December 31, 2000 from $35,000 in 1999, a $188,000 (537%) increase, related primarily to recruitment expenses and a personnel related incentive program for our key employees, which were outsourced to a personnel consultant.

Investor relations expenses increased from $80,000 in 1999 to $154,000 in the year 2000, a $74,000 (92.5%) increase, due to increased investor relations activities in Europe. Office expenses increased from $25,000 to $82,000, a $57,000 (228%) increase, due primarily to the expansion of office space for the increased business and marketing activities. During 2000, as in 1999, the Company paid membership fees of $50,000 related to its membership in the MIT/Industry Consortium of Advance Automotive Electrical/Electronic Components and Systems.

Professional fees increased from $37,000 to $163,000, due primarily to auditing fees and legal expenses related to our Securities and Exchange Commission filings. Travel expenses increased marginally from $103,000 in 1999 to $107,000 in 2000.

Research and development expenses increased by $70,000 to $1,207,000 for the year ended December 31, 2000, compared to $1,137,000 in 1999. The increase was primarily due to additional personnel expenses related to recruiting, which increased by $101,000 (20.4%) to $597,000 for the year ended December 31, 2000, compared to $496,000 in 1999. The Company recruited additional personnel to further development activities on a next generation of the Company's battery and energy management technologies; specifically for solutions related to state of charger (SOC) and state of health (SOH) status indications for batteries. Consulting fees related to research and development decreased by $64,000, from $131,000 in the year ended December 31, 1999 to $67,000 in 2000, as the Company hired employees provide similar services. Professional fees related to research and development decreased by $36,000, from $133,000 in the year ended December 31, 1999 to $97,000 in 2000. Laboratory expenses increased marginally from $232,000 in 1999 to $260,000 in the year ended December 31, 2000.

The Company's expenditures are expected to continue on a similar level in 2001 as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.

The Company had a net loss of $2,359,000, $0.24 per share, in the year ended December 31, 2000, compared to $2,157,000, $0.28 per share, in 1999, an increase of $202,000 (9.4%). The increase in net loss resulted primarily from increased expense related to research and development and marketing and general administration. The Company anticipates that losses will increase marginally as the Company expects to begin generating revenues from the commercial sale on its Generation I iQ battery in the last half of 2001 or 2002. There can be no assurance that the Company's efforts to commercialize its iQ battery will be successful or that the Company will not experience delays in introducing its battery to the market. See "Note Regarding Forward Looking Statements."

     The Company's Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

No significant revenues were recorded in either the year ended December 31, 1999 or the year ended December 31, 1998.

As of December 31, 1999, the Company had an accumulated deficit of $4,676,000. The Company incurred a net loss of $2,157,000 for the year ended December 31, 1999, compared to a net loss of $1,027,000 for 1998. The increase in net loss was primarily as result of the cost of the Company's public offering, increased research and development expenses and increased general and administrative expenses.

For the year ended December 31, 1999, the Company incurred research and development expenses of $1,137,000 compared with $875,000 for the comparable period of the prior year. The increase in research and development expenses reflects the cost of supporting a higher level of activity, principally related to research, product development, building prototypes and product testing. Expenses related to personnel increased to $496,000 in 1999 compared to $299,000 as the Company hired four additional research personnel and began development efforts related to its communication device technologies. Laboratory expenses increased to $232,000 in 1999 compared to $153,000 in 1998, as the Company increased research and development efforts and product testing. Office expenses related to research and development increased to $145,000 in 1999 compared to $54,000 in 1998 as a result of the Company's increased research and development efforts. Consulting fees declined by $22,000, from $153,000 in 1998 to $131,000 in 1991, as the Company hired employees to provide similar services. Professional fees declined by $83,000, from $216,000 in 1998 to $133,000 in 1998.

The Company incurred general and administrative expenses of $759,000 for the year ended December 31, 1999 compared with $112,000 for the comparable period of the prior year. The increase in administrative and general corporate expenses was due primarily to the cost of the Company's public offering and investor relations. The Company incurred financing expenses of $177,000 in 1999 compared to $3,000 in 1998; investor relations fees of $80,000 in 1999 compared to nil in 1998; travel expenses of $103,000 in 1999 compared to nil in 1998; and miscellaneous expenses of $125,000 in 1999, all primarily attributable to the Company's initial public offering and investor relations activities. Personnel expenses related to general administration increased to $91,000 in 1999 compared to $18,000, as the Company hired 4 additional general administrative employees. Office expenses increased to $25,000 compared to $7,000 to support the increased business and administration activities. Consulting fees related to general administration decreased by $3,000 to $35,000 in 1999 compared to $38,000 in 1998, while the Company incurred management fees of $36,000 in 1999 compared to nil in 1998. During 1999, the Company paid membership fees of $50,000 related to its membership in the MIT/Industry Consortium of Advance Automotive Electrical/Electronic Components and Systems.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. As of December 31, 2000, the Company had cash and cash equivalents of $183,000, compared to $2,283,000 at December 31, 1999. From inception to December 31, 2000, the Company had raised approximately $6.65 million (net of issuance costs) from the sale of such securities, excluding the issuance of 2,500,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany. On June 18, 1999, the Company completed its initial public offering of 2,200,000 common shares in the United States pursuant to which it received additional net proceeds of $4,690,000. As a part of the issuance of 2,200,000 common shares the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. As of December 31, 2000, 138,850 warrants were exercised for proceeds of $350,000.

During the year ended December 31, 2000, the Company issued 15,000 common shares pursuant to the exercise of stock options for proceeds of $37,000.

In 2000, iQ Battery received government funding from the state bank of Saxony, Germany (Sachsische Aufbaubank), under a program which supports economic growth in the high-tech industry. The funding is non-repayable to the funds are expended on research and development related to innovations on battery technology. iQ Germany received $46,000 after investing $92,000 in the research and development facilities and providing the bank evidence of the investment.

In addition, iQ Battery also obtained subsidies in a government program designed to encourage employment of highly skilled personnel in the region of Saxony. In 2000, iQ Battery was granted a subsidy of approximately $22,000 under the program. iQ was also able to acquire government subsidies for its quality management certification process under ISO 9000 and VDA 6.2 standards.

The Company issued a convertible debenture to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debenture was issued pursuant to the terms of a credit facility dated December 13, 2000, and is secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debenture is convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) in December 2000 and CDN$200,000 ($132,000) in January 2001 under the terms of the credit facility. No fees were paid in connection with this transaction.

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

During the year ended December 31, 2000, the Company entered into a consulting agreement dated August 12, 2000 with Richard Singer under which the parties agreed that Mr. Singer would serve as a strategic advisor to the Company for an initial term of 24 months. The Company agreed to pay Mr. Singer a consulting fee of $2,000 per full working day in which services are provided to the Company. Mr. Singer will work an average of one full working day per week during the term of the agreement. The Company also agreed to grant Mr. Singer options exercisable to acquire 25,000 common shares at $1.50 per share, vesting 50% immediately on the date of the agreement and 50% on the first anniversary of such date. The Company also agreed to pay Mr. Singer a finder's fee for any financing agreement entered into by the Company as a result of Mr. Singer's efforts equal to: 6% on contracts in excess of $1,000,000; 4% on contracts between $1,000,001 to $4,000,000; 3% on contracts between $4,000,001 to
10,000,000 and 2% on contracts in excess of $10,000,001.

During the year ended December 31, 2000, the Company entered into a corporate consultant agreement with TRT Capital Projects under which the parties agreed that TRT Capital Projects would provide consulting services related to corporate communications and support services for a term of 12 months commencing on May 1, 2000. Under the terms of the agreement, the Company agreed to pay TRT Capital Projects a consulting fee of $16,000 per month.

The Company anticipates that it will require an additional $1,250,000 to $1,500,000 in financing to meet its on-going short term and long term obligations during 2001 and to fund its plan of operation. See "Plan of Operation." The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit. The Company is in the process of completing a private placement of common shares in the amount of between $500,000 and $750,000. The Company has received subscriptions under the private placement in the amount of $500,000, and anticipates that the private placement will close in the second quarter of 2001. The Company currently has no other commitments for equity financing and no commitments for credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

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

Warrants

The Company entered into a US Investor Relations Service Agreement dated June 28, 1999, which provided for 200,000 warrants to purchase common shares of the Company. The agreement was cancelled on November 12, 1999 and the warrants were cancelled.

The Company has issued 40,000 one-year Service Warrants to Boyle International (Ghernsey) Investor Relations pursuant to an investor relation agreement dated December 8, 1999. Each warrant entitles the holder to purchase one common share exercisable as follows:

     (i) 20,000 warrants vesting on execution of Investor Relations Agreement, exercisable at a price of $5.00 per share;

     (ii) 20,000 warrants vesting June 1, 2000, exercisable at a price of $7.50 per share.

As of December 31, 2000, these warrants were terminated.

Year 2000 Issue

The Company completed Year 2000 compliance measures and testing in November 1999, and shut down its computer systems on December 31, 1999. On January 3, 2000, the Company restarted its systems and conducted a review of its computer systems to identify the systems that were affected by the Year 2000. All of the Company's systems were operational without any adverse affect from the Year 2000 rollover. Also the strategic partners, consultants, contractors and significant suppliers - all of them being contacted well in advance of the century date change - managed the transformation without any noticeable difficulties. All tests were repeated in late January 2000, and the Year 2000 completion test was successfully passed in all locations of the Company. The company also did not encounter any problems at the change from the year 2000 to 2001. No such problem occurred with significant partners either.

EURO

The EURO is replacing eleven European currencies as the official currency. The transformation phase to replace the functional currency ends on December 31, 2001. With our operating unit, the iQ Battery Research & Development GmbH, being located in one of the "EURO-zone" member countries Germany, our management has begun to position the company for that change. All contracts are being reviewed concerning the currency change. Implications for our strategy, especially our pricing strategy, are taken into consideration.

The testing period on our software started in February 2001. So far the systems are compatible with the Euro. The accounting system needs a specific update though, which will be implemented in the second quarter of 2001. Nevertheless, our German unit was already able to compute its financial statements for the year ending December 31, 2000 in the new currency, which will simplify controlling activities for 2001.

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

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for fiscal years beginning after June 15, 2000 and must be applied to instruments issued, acquired or substantively modified after December 31, 1997.

The impact on the Company's financial statements has not been determined but the Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company will adopt SFAS 133 as of January 1, 2001. Management believes that the adoption of this Statement will have no effect on its financial statements.

Plan of Operation

In the past year, we have been undertaking the following initiatives:

Since November 2000, we were awarded the certification in accordance with the international standards organization (ISO) and Verein Deutscher Automobilzulieferer (VDA), the Association of German automotive suppliers. ISO and VDA certifications are generally required for battery suppliers. No governmental or regulatory approvals are required for the development of battery technologies.

We have been able to complete the Generation I iQ intelligent battery development and are currently organizing the initial production run. We contracted with all suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs.

In September 2000, we have been showing a future solution for our SEM smart energy management(TM) application together with DaimlerChrysler on the international Auto Show for Trucks in Frankfurt. This has resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. In this program, iQ will be responsible for development and delivery of the complete electrical energy storage and supply system.

Since July 2000, we have been preparing the foundation of an alliance of the automotive industry, the DC-BUS Alliance. Supported by BMW, the purpose of this alliance is to standardize the powerline communication technology that was originally developed by YAMAR Electronics Israel, a partner company of ours. In December, 2000, the founding members accepted the structure that we had proposed and decided to announce the foundation to the public and entrust our CEO, Peter
E. Braun, with the management and administration of the Alliance.

Since the first quarter of 2000, we have been invited to present our technology on several international conferences and to submit several technical papers. We managed to enter into negotiations with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of our products and/or our technology.

As part of our strategic plan, over the next 12 months, we intend to

Research and Development

     o expand our research and development operations continue our research and development operations,
     o prepare for and start production of our GENERATION I iQ batteries that incorporate the iQ technology, and prepare for a pre-production and initial production of batteries that incorporate the iQ technology, and
     o expand our third party testing program.continue our third party testing program.

We anticipate that we will spend approximately $850,000 on research and development for the fiscal year ending December 31, 2001.

Marketing

     o enter into development contracts with customers of the automotive industry and other industries to apply our technology to their individual demand with the goal of producing and supplying the products that will be developed for these customers in their own production plants,
     o market our Generation I iQ battery for one commercial launch in the second half of 2001,
     o market the iQ technology and our software as part of our technology for solutions regarding state of charger (SOC) and state of health
          (SOH) status indications for batteries to car manufacturers (OEMs) and/or their First Tier suppliers.

We anticipate that we will spend approximately $150,000 on marketing and sales for the fiscal year ending December 31, 2001.

Financial

     o seek additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer, so that time-to-market of our first generation of products can be reduced.

We anticipate that we will expend approximately $100,000 on capital raising efforts during 2001.

Administrative and General Operating

We estimate that our general administrative and operating budget will be approximately $400,000 during our year ending December 31, 2001.

We anticipate that our total operating budget for 2001 will be approximately $1,500,000. We anticipate that we will required additional financing of approximately $1,250,000 to $1,500,000 to satisfy our working capital requirements through December 31, 2001. We are in the process of completing a private placement of between $500,000 and $750,000, which is anticipated to be closed during the second quarter of 2001. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

If we are unable to raise additional financing on acceptable terms, we may be required to take some or all of the following:

     o    reduce expenditures on research and development;
     o    reduce sales and marketing expenditures;
     o reduce general and administrative expenses through lay offs or consolidation of our operations;
     o suspend our participation in pilot programs that are not economically profitable;
     o    sell assets, including licenses to our technologies;
     o    suspend our operations until sufficient financing is available; or
     o    sell or wind up and liquidate our business.

Any of these action may affect our ability to offer competitive products or compete in the market. Our inability to offer a competitive product or to effectively compete will affect our ability to continue as a going concern.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons

                        DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees are as follows:

Name                        Age     Position
----                        ---     --------
Directors and Executive
Officers

Peter E. Braun               37     President and Chief Executive Officer,
                                      Director
Dr. Gunther C. Bauer         51     Vice President, Research and Development,
                                      Director
Gerhard K. Trenz (1)         60     Vice President, Finance and Chief Financial
                                      Officer
Russell French               53     Director
Hans Ambos                   66     Director
John Lawson                  59     Director
Gregory A. Sasges            40     Secretary and Director
Key Employees
Rolf Kohler                  55     Development Engineer
Eckehard Endler              57     Development Engineer
Friedrich-Wilhelm Schutz     59     Director, Material Management, Electronic
                                      Production and Quality Control
Steffen Tschirch             39     Director of Research and Development
Marco Graf v. Matuschka      33     Head of Finance & Controlling, iQ Battery

(1)  Mr. Trenz's employment was terminated on July 17, 2000.

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

Gerhard K. Trenz served as our Vice President, Finance and Chief Financial Officer and as Vice President, Finance at iQ Germany from September 1998 to July 2000. From 1988 to 1996, Mr. Trenz headed Semicustom, a business unit of the Siemens Group, as Vice President, Finance and and Business Administration of Siemens Semiconductor Division. From 1970 to 1988, Mr. Trenz held various positions in the Siemens Group including Controller of Technology Development for ICs, in-house consultant for the Corporate Strategic Planning Group of Siemens and Vice President, Finance and Business Administration of Lormont / Bordeaux, a production site of Siemens in France. Mr. Trenz received his Master of Science degree in Telecommunications and Business Administration at the Technical University of Munich.

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

Marco Graf von Matuschka joined iQ Battery in December 2000 as head of finance and controlling. Prior to joining iQ Battery, Mr. Graf von Matuschka worked with Phillip Morris since 1996, mainly as a financial analyst in controlling, but also in the financial accounting and reporting group. He was a member in the SAP R/3 migration project of processes in his responsible fields of reporting, costs analysis and budgeting and was appointed project leader during the implementation phase of a new procurement system. Marco Graf von Matuschka studied Business Administration at the Technical University of Berlin (1995) and also holds a Master of Science Degree in Management from the Stevens Institute of Technology, Hoboken, NJ (1992).

Appointment of Directors

A minimum of two directors of the Company are elected by the shareholders at each annual general meeting and typically hold office until the next annual general meeting or until their successors are elected or appointed. The byelaws also permit the members to add additional directors at annual general meetings.

The bylaws of the Company permit the directors to appoint directors to fill any vacancies that may occur on the board provided that if no quorum of Directors remains in office, any such vacancy is to be filled by the members at a General Meeting.

Audit Committee

The members of the Audit Committee are John Lawson, Hans Ambos and Russell French. Each member of the Audit Committee is an independent director. The Company does not currently have an audit committee charter. The Audit Committee recommends independent accountants to the Company to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

     Audit Fees

During the year ended December 31, 2000, the Company paid Deloite & Touch LLP fees in the aggregated amount of approximately $47,300 for services rendered in connection with the audit of the Company's audited financial statements and the review of interim financial statements included in the Company's quarterly reports filed on Form 10-QSB.

     Financial  Information  Systems  Design and  Implementation  Fees and Other
     Fees.

The Company paid no fees to Deloitte & Touch LLP for services related to financial information systems design and implementation fees or other fees.

Item 10.   Executive Compensation

                     COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the compensation paid to our directors and name executive officers during the fiscal year ended December 31, 2000 and 1999. The amounts shown for Gunther C. Bauer, Peter E. Braun and Gerhard K. Trenz reflects salary paid to the officer or director by iQ Germany during the fiscal year ended December 31, 2000. For your convenience, we have converted Deutschmark salary amounts into U.S. dollars using the average noon buying rate in New York City for cable transfers payable in Deutschmarks, as certified for customs purposes by the Federal Reserve Bank of New York for the relevant period.



                                             Summary Compensation Table
                                             (in United States Dollars)
                                 Annual Compensation                     Long Term Compensation
                      ----------------------------------------------------------------------------------
                                                                           Awards             Payouts
                                                                ----------------------------------------
                                                                                Restricted
                                                                 Securities     Shares or
                      Fiscal                       Other Annual     under       Restricted     LTIP
 Name and Principal    Year    Salary    Bonus     Compensation Options/SARs   Share Units    Payouts    All Other
      Position         Ended    (US$)      (US$)       (US$)     Granted (#)      (US$)        (US$)   Compensation
---------------------------------------------------------------------------------------------------------------------
Gunther C. Bauer,      2000     96,000       -           -          65,000          -            -           -
  Vice President
  Research and         1999     96,000       -           -         400,000          -            -           -
  Development

Peter E. Braun,        2000    102,000       -           -          65,000          -            -           -
  President and CEO
                       1999    102,000       -           -         400,000          -            -           -

Russell French,        2000     72,000       -           -          80,000          -            -           -
  Director
                       1999     72,000(1)    -           -         400,000          -            -           -

Gerhard K. Trenz,      2000     49,000       -           -               -          -            -           -
  Vice President,
  Finance and CFO(2)   1999      84,000        -           -         80,000          -            -           -

-----------------------

(1) Represents consulting fees paid to Mayon Management Corp., a corporation controlled by Russell French.
(2)  Mr. Trenz's employment was terminated in July 2000.

We do not have a long-term incentive plan under which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of our securities) was paid or distributed to the executive officers listed above during the most recently completed financial year.

During our most recently completed financial year ended December 31, 2000, we did not have a pension plan for our directors, officers or employees.

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

Options to Purchase Securities

During our last completed fiscal year ended December 31, 2000, we granted incentive stock options granted to our directors and officers. No SARs (stock appreciation rights) were granted during this period.

                              Number of securities   Percent of total
                              underlying             options/SARs
                              options/SARs granted   granted to           Exercise or base
                              (#)                    employees in         price ($/Sh.)
Name                                                 fiscal year                              Expiration Date
----------------------------- ---------------------- -------------------- ------------------- ----------------------
Gunther C. Bauer, Vice        65,000                 17.7%                $1.50               June 12, 2010
    President Research and
    Development

Peter E. Braun, President     65,000                 17.7%                $1.50               June 12, 2010
    and CEO

Russell French, Director      80,000                 21.8%                $1.50               June 12, 2010
    and consultant

Gerhard K. Trenz, Vice        nil                    n/a                  n/a                 n/a
    President, Finance and
    CFO(1)
-----------------

(1)  Mr. Trenz's employment was terminated in July 2000.

See "Item 11 Security Ownership of Certain Beneficial Owners and Management." During our most recently completed financial year ended December 31, 2000, none of our directors or officers exercised any stock options.

     Aggregated Option/SAR Exercises During the Last Completed Fiscal Year and Fiscal Year End Option/SAR Values

The following table sets out incentive stock options exercised by the named executive officers during the last completed fiscal year as well as the fiscal year end value of stock options held by the named executive officers. During this period, no outstanding SARs were held by named executive officers.

                                                        Number of securities           Value of unexercised
                                                        underlying unexercised         in-the-money options/SARs at
                                                        options/SARs at                FY-end ($)
                              Shares                    FY-end (#)
                              acquired
                              on           Value        Exercisable/                   Exercisable/
                              exercise     Realized     Unexercisable                  Unexercisable (1)
Name                          (#)          ($)
----------------------------- ------------ ------------ ------------------------------ -----------------------------
Gunther C. Bauer, Vice        nil          nil          432,500/32,500                 nil
    President Research and
    Development

Peter E. Braun, President     nil          nil          432,500/32,500                 nil
    and CEO

Russell French, Director      nil          nil          425,000/40,000                 nil
    and consultant

Gerhard K. Trenz, Vice        nil          nil          nil                            nil
    President, Finance and
    CFO(1)
--------------------

(1)  Mr. Trenz's employment was terminated in July 2000.

Repricing of Options

During our most recently completed financial year ended December 31, 2000, we repriced the following options:


                      Number of securities     Exercise Price        Reprice
Original Grant Date   underlying options    under Original Grant  Exercise Price
--------------------------------------------------------------------------------

October 15, 1999 (1)          115,000            $4.375              $1.50

July 7, 1999 (1)              160,000            $3.75               $1.50
July 7, 1999 (1)               80,000            $2.50               $1.50
June 28, 1999 (1)              58,000            $2.50               $1.50
December 1, 1998 (1)        1,035,000            $2.50               $1.50
June 28, 1999                  60,000            $2.50               $1.50
                      -----------------
Total                       1,508,000

(1)  Granted under the Company's 1999 Stock Option Plan.

Subsequent to December 31, 2000, the Company repriced its issued and outstanding options from $1.50 per share to $0.50 per share.

Report on Repricing of Options

On June 12, 2000, the Board of Directors determined that it was in the best interest of the Company to reprice issued and outstanding stock options. The Company's Board of Directors approved a stock option repricing program. Under the program, each holder of stock options granted under the Company's Stock Option Plan, including directors and Named Executive Officers, was entitled to exchange their existing stock option for a repriced stock option to purchase the same number of shares at an exercise price of $1.50 per share. The new exercise price was equal to the then market price of $1.50 per share of common stock. Other than the lower exercise price, each repriced stock option under the repricing program has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 1,508,000 shares of common stock were eligible to participate in the program, all of which were repriced. The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of our common stock in fiscal 2000. The Board determined that our existing stock options no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The existing stock options had exercise prices of between $2.50 per share and $4.375 per share, which exercise prices exceeded the trading prices of our common stock for a substantial majority of the time from January 2000 until the date the option repricing program was approved. The Board determined that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

The following named executive officers held the following options that were repriced:



                                 Number of securities     Exercise Price           Reprice
Name                              underlying options    under Original Grant    Exercise Price
-----------------------------------------------------------------------------------------------
Gunther C. Bauer, Vice
  President Research and                80,000              $3.75                    $1.50
Development                            320,000              $2.50                    $1.50

Peter E. Braun, President
 and CEO                                80,000              $3.75                    $1.50
                                       305,000              $2.50                    $1.50
Russell French, Director
 and consultant                         80,000              $2.50                    $1.50

Gerhard K. Trenz, Vice
 President, Finance and                  4,000              $2.50                    $1.50
 CFO(1)
------------------------

(1)  Mr. Trenz's employment was terminated in July 2000.

Employment Agreements

Effective September 1, 1998, Peter E. Braun, Dr. Gunther C. Bauer and Gerhard Trenz have entered into employment agreements with us, providing for annual salaries of US$102,000, US$96,000 and US$84,000, respectively. Mr. Braun's and Dr. Bauer's employment agreements are for a term of five (5) years. Mr. Trenz's employment agreement is for a term of three (3) years. The employment agreements are governed by the laws of Germany. Mr. Trenz's employment was terminated in July 2000.

Stock Option Plan

In December 1998, our board of directors adopted the 1998 Stock Option Plan, which was amended in 1999, 2000 and on January 29, 2001 to increase the number of shares authorized to be issued upon exercise of options granted under the plan (collectively, the "Stock Option Plan"). Under the 2001 amendment to the Stock Option Plan, no options may be issued under the Stock Option Plan after December 31, 2006, and the Stock Option Plan will continue in effect until all shares of Common Stock for issuance under the plan have been issued and all restrictions on such shares have lapsed. The Stock Option Plan is administered by the board of directors (or a committee thereof) and provides that options may be granted to our officers, directors, employees and other persons, including consultants, as determined by the Plan Administrator in its sole discretion.

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

The maximum number of the shares reserved for issuance under the Stock Option Plan, as amended was 1,949,000 shares. As of December 31, 2000, a total of 1,822,500 options were issued and unexercised under the Stock Option Plan. On January 16, 2001, we granted options exercisable to acquire 178,000 shares.

Indebtedness of Directors and Senior Officers

None of our directors or senior officers or any of our associates or affiliates, are or have been indebted to us at any time since the beginning of the last completed financial year.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 2000 information concerning the beneficial ownership of our shares, by persons who are known by us to own beneficially more than 10% of shares, by each of the persons named in the table under the caption "Compensation of Directors and Officers" and by all of our directors and executive officers as a group. The calculations in the table are based on an aggregate of 9,746,620 shares outstanding as of December 31, 2000. Unless otherwise noted all addresses of the beneficial owners are Erlenhof Park, Inselkammer Strasse 4, D-82008, Unterhaching, Germany. The symbol "*" indicates that the amount shown is less than 1% of outstanding shares.

 Name and Address                           Number of        Percentage of Class
 of Beneficial Owner                          shares
-------------------------------------------------------------------------------=
Gunther Bauer(1)........................     1,432,500(1)          14.1%(1)
Horst Dieter Braun......................       700,000              7.2%
Peter E. Braun(2).......................     1,272,500(2)          12.5%(2)
Gerhard Trenz(3)(6).....................           nil(3)              *
Russell French(4).......................       531,485(4)           5.2%(4)
  Suite 708-A
  1111 West Hastings Street
  Vancouver, B.C.  V6E 2J3
All Directors and Officers as a Group(5)     4,171,485(5)          37.1%(5)
------------------------

(1) Includes vested options exercisable to purchase 432,500 shares within 60 days of December 31, 2000 and 21,600 shares held by Mr. Bauer's spouse, Christiane Bauer.
(2) Includes vested options exercisable to purchase 432,500 shares within 60 days of December 31, 2000.
(3)  Mr. Trenz's employment was terminated in July 2000.
(4) Includes 12,000 shares held directly, 94,485 shares held by Mayon Management Corp., a corporation controlled by Mr. French and vested options exercisable to purchase 425,000 shares within 60 days of December 31, 2000.
(5) Includes vested options exercisable to purchase 1,495,000 shares within 60 days of December 31, 2000.

As of December 31, 2000, the following options to purchase our shares are outstanding.

Optionee                                Number of Shares            Exercise Price               Expiration Date
--------                                ----------------            --------------               ---------------
Issued to officers, directors
and key employees
Gregory A. Sasges                            30,000                      $1.50                   6/12/2010
                                             20,000                      $1.50                    12/01/08
Joachim Schweizer                            20,000                      $1.50                    12/01/08
Steffen Tschirch                             20,000                      $1.50                    12/01/08
Joanne Gaska                                 10,000                      $1.50                    12/01/08
Eckehard Endler                               8,000                      $1.50                    12/01/08
Friedrich-Wilhelm Schutz                      8,000                      $1.50                    12/01/08
Rolf Kohler                                   4,000                      $1.50                    12/01/08
Russell French                              305,000                      $1.50                    12/01/08
                                             80,000                      $1.50                   6/28/2009
                                             80,000                      $1.50                   6/12/2010
Peter E. Braun                              320,000                      $1.50                    12/01/08
                                             80,000                      $1.50                    7/7/2009
                                             65,000                      $1.50                   6/12/2010
Gunther Bauer                               320,000                      $1.50                    12/01/08
                                             80,000                      $1.50                    7/7/2009
                                             65,000                      $1.50                   6/12/2010
John Lawson                                  75,000                      $1.50                    10/15/09
Hans Ambos                                   40,000                      $1.50                    10/15/09
                                             20,000                      $1.50                   6/12/2010
                                             35,000                      $1.50                   6/12/2010
Other Employees and Consultants              38,000                      $1.50                   6/28/2009
                                             59,500                      $1.50                   6/12/2010
                                             40,000                      $1.50                   7/28/2010
                                        ----------------
                                          1,822,000
Issued to employees and
consultants
Edesio Biffoni                               40,000                      $1.50                   6/28/2001
                                             10,000                      $1.50                   6/12/2002
Arm & Assoc.                                 20,000                      $1.50                   6/28/2001
                                             30,000                      $1.50                   6/12/2002
                                        ----------------
                                            100,000

TOTAL:                                    1,922,500
-----------------

*    Vested on a two year period on an exercise price range from $2.00 to $4.00.

As of December 31, 2000, a total of 1,822,500 options were issued and unexercised under our Stock Option Plan and a total of 100,000 options were issued and outstanding outside our Stock Option Plan. On January 16, 2001, we granted options exercisable to acquire 178,000 shares.

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

In August 1998, we entered into a Share Exchange Agreement with iQ Germany and the shareholders of iQ Germany including Dr. Bauer and Peter E. Braun and Horst Dieter Braun and Ms. Wittkewitz under which we acquired all the issued and outstanding shares in iQ Germany in exchange for 4,000,000 shares at a deemed price of US$0.25 per common share. Under the terms of the Share Exchange Agreement, the former shareholders of iQ Germany, as a group, have been granted a limited right to require us to repurchase all, but not less than all, of the our shares received by such shareholders. The repurchase right terminated at the close of our initial public offering on June 18, 1999.

In August and September of 1998, we entered into Atypical Share Exchange Agreements with each of the holders of atypical shares of iQ Germany, including Mr. Trenz, under the terms of which we issued into escrow an additional 1,120,000 shares against the deposit into escrow of "atypical shares" of iQ Germany held by such holders. The shares and the "atypical shares" were released from escrow to us and the common shares were released to the former holders of atypical shares at the close of our initial public offering on June 18, 1999.

In connection with the Share Exchange transaction, our shareholders and the former holders of common stock and atypical share of iQ Germany, including Mr. French, Peter Braun, Dr. Bauer, Horst Dieter Braun, Mr. Trenz and Ms. Wittkewitz, entered into a pooling agreement under the terms of which an aggregate of 5,411,260 shares in our company were held in escrow subject to conditions governing their release. As of December 31, 2000, 2,408,580 shares in our company were held in escrow under the terms of the pooling agreement.

The Company entered into an agreement to issue convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears pursuant to the terms of a credit facility dated December 13, 2000. The Company drew down CDN $100,000 on December 27, 2000 and CDN$200,000 ($132,000) during the first quarter 2001 under the credit facility. Accordingly, the Company issued a convertible debenture in the aggregate principal amount of CDN$300,000 ($200,000) to Mr. Lawson. The convertible debenture is secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement dated December 13, 2000. The convertible debenture is convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty.

Item 13.   Exhibits and Reports on Form 8-K.

None.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following financial statements of the Registrant and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

(a)  1.  Consolidated Financial Statements
         Report of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to the Consolidated Financial Statements

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

    2.1(1) Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

    2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

    2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

    2.4(1) Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

    2.5(1) By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on June 30, 1998

  Exhibit
   Number      Description
   ------      -----------

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

  Exhibit
   Number      Description
   ------      -----------

   6.23(1) Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)

   6.24(1)     Extension of Contract  regarding  Industrial  Property Rights and
               Know How by and between Dieter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)

   6.25(1)     Consulting  Contract  by and  between  iQ  Battery  Research  and
               Development   GmbH  and  Peter  Braun   dated   August  28,  1994
               (Translated to English)

   6.26(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Dr. Gunther Bauer dated October 30, 1996 (Translated to English)

   6.27(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)

   6.28(1)     Agreement   (Debt  Deferral)  by  and  between  iQ  Research  and
               Development GmbH and Gunther Braun dated December 27, 1996 (Translated to English)

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

   6.38(2) Lease Agreement effective as of February 16, 1999 between Dr. Arne Curt Berger and iQ Battery Research and Development GmbH (Translated to English)

   6.39(2)     Rescission   Agreement  dated  January  13,  1999  between  Spima
               Spitzenmanufaktor  GmbH and iQ Battery  Research and  Development
               GmbH

   6.40(3) Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH

   6.41(3) Investor Relations Consulting Agreement dated December 8, 1999 between Boyle International (Guernsey) Investor Relations and iQ Power Technology Inc.

    6.42 Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology Inc.

  Exhibit
   Number      Description
   ------      -----------

    6.43 Consulting Agreement dated August 12, 2000, between iQ Power Technology and Richard J. Singer

    6.44 Convertible Debenture dated December 27, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

    6.45 Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.46 Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

    6.47 Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

    6.48 General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.49 Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between iQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

    7.1(1)     List of Material Foreign Patents

   13.1(1)      Form F-X Consent

   23.1        Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft
---------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).

(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).

(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999.


(b)  Report on Form 8-K

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors ....................................F-2

Consolidated Balance Sheets .......................................F-3

Consolidated Statements of Loss and Comprehensive Loss  ...........F-4

Consolidated Statements of Stockholders' Equity (Deficit)  ........F-5

Consolidated Statements of Cash Flows .............................F-6

Notes to the Consolidated Financial Statements ....................F-7

Independent Auditors' Report

To the Board of Directors and the Shareholders of iQ Power Technology Inc.
(a development stage company)

We have audited the consolidated balance sheets of iQ Power Technology Inc. (a development stage company) as of December 31, 2000 and 1999 and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000, and for the period from October 10, 1991 (date of incorporation) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999 and the consolidated results of its operations, and its cash flows for each of the years in the three year period ended December 31, 2000, and for the period from October 10, 1991 to December 31, 2000, in accordance with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche GmbH
Wirtschaftsprufungsgesellschaft

Munich, Germany, March 31, 2001
iQ POWER TECHNOLOGY INC.
(a development stage company)
Conslidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands)



                                                                     December 31,       December 31,
                                                                             2000               1999
-----------------------------------------------------------------------------------------------------
ASSETS
    Current Assets
      Cash and cash equivalents                                               183              2,283
      Accounts receivable                                                     138                180
      Receivable from original shareholders                                    54                 62
      Prepaids and deposits                                                    76                 15
    -------------------------------------------------------------------------------------------------
    Total current assets                                                      451              2,540

    Non-current Assets
      Equipment, net                                                          374                297
    -------------------------------------------------------------------------------------------------
    Total non-current assets                                                  374                297

TOTAL ASSETS                                                                  825              2,837
-----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES
      Current liabilities
        Short-term bank debt                                                    -                  1
        Accounts payable                                                      191                130
        Loans payable due to shareholder                                       66                  -
        Accrued payroll and employees benefits                                 66                  -
        Accrued liabilities                                                   263                 55
      -----------------------------------------------------------------------------------------------
      Total current liabilities                                               586                186

      Non-current liabilities
        Long-term bank debt                                                     -                  2
      -----------------------------------------------------------------------------------------------
      Total non-current liabilities                                             -                  2
    -------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                         586                188

    SHAREHOLDERS' EQUITY
      Authorized:
        An unlimited number of common shares of no par value
      Issued and outstanding:
          9,731,620 common shares at December 31, 1999
          9,746,620 common shares at December 31, 2000                      5,941              5,904
      Capital surplus/Additional paid-in                                      406                396
      Accumulated other comprehensive (loss) income                           (16)                82
      Accumulated deficit, during development stage
         (after loss allocation to silent partners)                        (6,092)            (3,733)
    -------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                239              2,649

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    825              2,837



          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in United States Dollars; all amounts in thousands)
--------------------------------------------------------------------------------



                                               Cumulative from
                                              date of inception        Year ended         Year ended        Year ended
                                                to December 31,       December 31,       December 31,      December 31,
                                                           2000              2000               1999              1998
-----------------------------------------------------------------------------------------------------------------------
Sales and other revenue                                     182                 6                 11                 0
-----------------------------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses
    Personnel                                             1,892               597                496               299
    Laboratory                                              964               260                232               153
    Office                                                  465               186                145                54
    Consulting services                                     599                67                131               153
    Professional fees                                       763                97                133               216
  ---------------------------------------------------------------------------------------------------------------------
  Total R&D expenses                                      4,683             1,207              1,137               875

  Marketing and General & Administrative expenses
    Personnel                                               434               263                 91                18
    Financing                                               273                65                177                 3
    Office                                                  141                82                 25                 7
    Consulting services                                     325               223                 35                38
    Professional fees                                       306               163                 37                46
    Management fees                                         108                72                 36                 0
    Marketing activities                                    116               116                  0                 0
    Investor relations                                      234               154                 80                 0
    Research memberships                                    100                50                 50                 0
    Travel                                                  210               107                103                 0
    Other                                                   161                36                125                 0
-----------------------------------------------------------------------------------------------------------------------
  Total Marketing and General & Administrative expenses   2,408             1,331                759               112

  Total operating expenses                                7,091             2,538              1,896               987

  Interest expense                                          133                 0                 15                46
  Stock based compensation                                  378                10                368
-----------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                            7,602             2,548              2,279             1,033

  Interest and other income                                (135)              (72)               (54)               (6)
  (Gain)/loss on foreign exchange                          (168)             (111)               (57)                0

LOSS BEFORE INCOME TAX                                   (7,117)           (2,359)            (2,157)           (1,027)

  Income tax                                                  0                 0                  0                 0

NET LOSS                                                 (7,117)           (2,359)            (2,157)           (1,027)
-----------------------------------------------------------------------------------------------------------------------
  Other comprehensive (loss) income:
    Accumulated other comprehensive
    income (loss)                                           (16)              (98)               176               (94)

COMPREHENSIVE LOSS                                       (7,133)           (2,457)            (1,981)           (1,121)
-----------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, on net loss             (1.16)            (0.24)             (0.28)            (0.20)

Basic and diluted weighted average
  number of shares outstanding                        6,132,538         9,743,784          7,583,981         5,120,000
-----------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands except per share data)
--------------------------------------------------------------------------------



                                                                            Accumulated                          Total
                                         Common shares      Additional            Other                  Shareholders'
                                       -----------------       Paid-In    Comprehensive   Accumulated           Equity
                                        Shares     Amount      Capital    Income (Loss)       Deficit        (Deficit)
                                       --------  --------- -----------    -------------   -----------    --------------
Balance at December 31, 1991                 40  $     60    $      0      $        -      $     (1)        $      59
Issue of shares                                                                                   -
Net loss                                                                                         (9)               (9)
Allocation of loss to
  atypical shares                                                                                 -                 -
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                 40        60           -               -           (10)               50
Issue of shares                                                                                   -
Net loss                                                                                         (7)               (7)
Allocation of loss to
  atypical shares                                                                                 -                 -
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                 40        60           -               -           (17)               43
Issue of shares                                                                                   -
Net loss                                                                                       (193)             (193)
Allocation of loss to
  atypical shares                                                                                37                37
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                 40        60           -               -          (173)             (113)
Issue of shares                                                                     -
Net loss                                                                                       (341)             (341)
Allocation of loss to
  atypical shares                                                                               379               379
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 40        60           -               -          (135)              (75)
Issue of shares                                                                                   -
Net loss                                                                                       (496)             (496)
Allocation of loss to
  atypical shares                                                                               139               139
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 40        60           -               -          (492)             (432)
Issue of shares                                                                                   -
Net loss                                                                                       (597)             (597)
Allocation of loss to
  atypical shares                                                                               312               312
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 40        60           -               -          (777)             (717)
Issue of shares                                                                                   -
Net loss                                                                                     (1,027)           (1,027)
Allocation of loss to
  atypical shares                                                                               228               228
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                     (94)                            (94)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 40        60           -             (94)       (1,576)           (1,610)
Reorganization of capital on
  reverse acquisition                 5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                     4,471,770     5,495                                                       5,495
Stock based compensation                                          396                                             396
Exercise of warrants                    139,850       349                                                         349
Net loss                                                                                     (2,157)           (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                     176                             176
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            9731620      5904         396              82        (3,733)            2,649
Net loss                                      -         -           -               -        (2,359)           (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                 -         -           -             (98)            -               (98)
Exercise of options                      15,000        37           -               -             -                37
Stock based compensation                      -         -          10               -             -                10
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          9,746,620  $  5,941    $    406      $      (16)     $ (6,092)        $     238
-----------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States dollars; all amounts in thousands)
--------------------------------------------------------------------------------



                                                Cumulative
                                              from date of
                                               inception to     Year ended     Year ended     Year ended
                                               December 31,   December 31,   December 31,   December 31,
                                                      2000           2000           1999           1998
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                            (7,117)        (2,359)        (2,157)        (1,027)
Items not affecting cash
  Depreciation and amortization                        207             92             71             20
  Stock based compensation                             378             10            368              0
Changes in non-cash working capital
  (Increase) decrease in accounts receivable          (130)            50            (42)            (2)
  (Increase) decrease in prepaids and deposits         (76)           (61)             4              0
  Increase (decrease) in accounts payable              190             60           (707)           243
  Increase (decrease) in accrued liabilities           328            273           (163)            41
----------------------------------------------------------------------------------------------------------
                                                    (6,220)        (1,935)        (2,626)          (725)

INVESTING ACTIVITY
  Additions to property, plant and equipment          (580)          (168)          (300)           (42)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                (0)            (1)          (124)            68
  Increase (decrease) in long-term debt                 (0)            (2)            (2)           (35)
  Increase (decrease) in due to shareholder              4             66            (13)            36
 Advances received from external parties               296              0              0            142
 Cash acquired on business combination               4,718             (0)         4,718              0
 Advances from subsidiary                              581              0            260            321
 Issue of capital stock                                446             37            349              0
 Issuance of atypical shares                         1,025              0              0            228
----------------------------------------------------------------------------------------------------------
                                                     7,070            100          5,188            760

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     270         (2,003)         2,262             (7)

EFFECT OF FOREIGN EXCHANGE MOVEMENT                    (87)           (97)             8              2

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    0          2,283             13             18
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        183            183          2,283             13
----------------------------------------------------------------------------------------------------------




          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. ("iQ Power") was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research & Development GmbH ("iQ Battery"). The business combination has been accounted for as a reverse acquisition with iQ Battery being identified as the acquiror. The comparative financial statements for 1998 are those of iQ Battery. Collectively within these financial statements the term Company applied to operations subsequent to the business combination.

     iQ Battery, established in 1991, is conducting research and product development in the area of intelligent performance-improved battery systems. The Company's first product is an intelligent car battery, in which, for the first time, electronics, microprocessors and software manage the energy. The know-how is based on a patent acquired from the founding shareholders of iQ Battery.

     Patents have been granted for Germany, thirteen other European countries, and for the United States of America. International patents applications have been filed in nine additional countries. iQ Battery's legal domicile is Chemnitz, Germany, and it maintains a branch near Munich, where management has its offices. The Company intends to grant licenses for its technologies to the automotive and related industries in the future.


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company has used the proceeds to fund research and development of iQ Battery's technology, expansion of the Company's marketing and sales activities and general working capital. It is unlikely that current funds on hand will allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


2.   CONTINUING OPERATIONS (Continued)

     In the year 2000, the Company has signed agreements to jointly develop its applications with large corporations such as DaimlerChrysler. Such alliances involve the utilisation of certain aspects of the Company's technology. The ability of the Company to succeed in these alliances is dependent upon the Company's ability to obtain additional financing. The Company has been active in its search for such financing. Management believes that the Company will be able to obtain the necessary financing.

     As of December 31, 2000, the Company's current financial condition requires the infusion of such capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. The Company's ability to obtain such financing cannot be guaranteed.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the following significant accounting policies:

     (a)  Consolidation

          These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary iQ Battery. All intercompany transactions and balances have been eliminated.

     (b)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Foreign currency translation

          The Company's current activities result in transactions denominated in US dollars, German Deutsche Marks, Euros and Canadian dollars. Management considered the following in the process of determining the Company's functional currency.

          (i) All significant equity financing to this date have been denominated in US funds.

          (ii) Nearly 50% of the Company's operating expenditures are paid or denominated in US funds.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (iii) In excess of 50% of the total assets throughout 1999 and 2000 were denominated in US funds. Further, the Company maintains its cash in US dollars, only converting to Canadian dollars or German Deutsche Marks to the extent necessary to pay Canadian dollar or German Deutsche Mark denominated liabilities.

          Based on these factors, the Company has determined that the United States dollar is the appropriate currency for reporting purposes and is the functional currency for iQ Power. Transaction amounts denominated in foreign currencies are translated into US dollars at exchange rates prevailing at the transaction dates. Carrying values of non-US dollar assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate prevailing at that date. Gains and losses arising from adjustment of foreign assets and liabilities are included in the consolidated statement of loss and comprehensive loss.

          The functional currency of the subsidiary iQ Battery is the German Deutsche Mark. Assets and liabilities of iQ Battery are translated into their US dollar equivalents at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. The US dollar effect arising from translation of the financial statements at changing rates is recorded as a separate component of comprehensive income (loss).

     (d)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on hand, deposits at banks and highly liquid money market instruments with an original maturity of 90 days or less.

     (e)  Equipment

          Equipment is recorded at cost. Depreciation is recorded using the straight-line method based upon the useful lives of the assets, generally estimated at 3-10 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statement of loss and comprehensive loss.

     (f)  Research and development

          Research and development costs are expensed as incurred unless a project meets the specified criteria for capitalization. Transfer of intangible assets, in the amount of DM400,000 (patent and registered design), by founding shareholders of the Company and the related liability are not reflected in the accompanying financial statements. (See note 8)
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g)  Impairment of long-lived assets

          The carrying value of long-lived assets, principally equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related assets.

     (h)  Stock based compensation

          In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Under APB 25, if the exercise price of employee stock options issued under a fixed plan equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 7(c)). Stock options granted to non-employees result in the recognition of expenses upon the fair value of such stock options.

     (i)  Financial instruments and risk concentration

          The Company estimates that the carrying values of its cash and cash equivalents, current receivables, and payables, approximate fair value at December 31, 2000 and 1999 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any particular institution and does not believe it is exposed to any significant credit risk.

     (j)  Earnings per Share

          The Company presents earnings per share ("EPS") data in accordance with the requirements of SFAS No. 128. Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities. At December 31, 2000, 1999, and 1998, all of the 2.0 million, 1.9 million, and 1.0 million, respectively, of the exercisable stock options under the Stock Option Plan and outside the Stock Option Plan were excluded from the computation of diluted EPS since their inclusion would have resulted in an antidilutive effect.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (k)  Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income", requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources.

     (l)  Certain Significant Risks and Uncertainties

          The Company operates in the automotive industry and can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows: ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying their products; market acceptance of the Company's products under development; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

     (m)  Recent pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for fiscal years beginning after June 15, 2000 and must be applied to instruments issued, acquired or substantively modified after December 31, 1997.

          The impact on the Company's financial statements has not been determined but the Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company will adopt SFAS 133 as of January 1, 2001. Management believes that the adoption of this Statement will have no effect on its financial statements.

     (n)  Reclassifications

          Certain   amounts  in  the  1999   financial   statements   have  been
          reclassified to conform to the presentation used in 2000. Such reclassifications had no effect on financial position or results of operations.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


4.   ACCOUNTS RECEIVABLE

     Accounts Receivable are recorded at net realizable value. No allowance for doubtful accounts has been provided.


5.   BUSINESS COMBINATION

     During the year ended December 31, 1998, iQ Power issued shares pursuant to a share exchange agreement dated August 25, 1998 with iQ Battery whereby the shareholders of iQ Battery transferred their iQ Battery shares to iQ Power for, in the aggregate, 4,000,000 common shares.

     iQ Power also entered into share exchange agreements in September 1998 under which 1,120,000 common shares were issued to the holders of Atypical Shares of iQ Battery. Atypical Shares means certain shares of iQ Battery which are not part of the ordinary capital of iQ Battery. The Atypical shares were issued pursuant to agreements between iQ Battery and the holders of those shares under German tax incentives.

     The business combination has been accounted for as a reverse acquisition whereby the purchase method of accounting has been used with iQ Battery being identified as the accounting parent. These consolidated financiastatements include the operations of iQ Power, the accounting subsidiary, from the date of acquisition. The fair value of the net assets of iQ Power at the date of acquisition is as follows:

                                                                               Thousand US$
     Current Assets, including cash of 4,718                                          4,755
     Advances to iQ Battery                                                           1,113
     --------------------------------------------------------------------------------------
                                                                                      5,868
     Less: Current liabilities                                                        (345)
     --------------------------------------------------------------------------------------
     Purchase price                                                                   5,523

     Purchase prise comprised of:
       Issuance of common stock                                                       5,495
       Assumption of obligation relating to share purchase warrants                      28
     --------------------------------------------------------------------------------------
                                                                                      5,523


     The following unaudited pro forma information presents the results of operations of the Company as if the iQ Power acquisition had occurred at January 1, 1999 and 1998:


                                                                       Year ended            Year ended
                                                                     December 31,          December 31,
                                                                             1999                  1998
                                                                      (Unaudited)           (Unaudited)
                                                                -----------------       ---------------
       Revenue (in thousands)                                   $             11        $             -
       Net loss for the period (in thousands)                   $         (2,238)       $         (733)
       Loss per share                                           $         (0.30)        $        (0.13)
       Weighted average number of shares outstanding                    7,583,981             5,500,118

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


6.   EQUIPMENT

     Equipment is as follows (in thousands):

                                                 December 31,       December 31,
                                                         2000               1999
                                               --------------      -------------

     Equipment, at cost                        $        546        $         378
     Less accumlated depreciation              $        172        $          81
                                               --------------      -------------
     Net book value                            $        374        $         297



7.   SHARE CAPITAL

       Authorized
           An unlimited number of common shares
       Issued and outstanding

                                                                    Number of
                                                                 Common shares         Amount ($ 000)
                                                                ----------------       --------------
       Balance, January 1, 1998 (iQ Power)                            787,896                     493
       Private placement, issued cash                                1,483,874                    927
       ----------------------------------------------------------------------------------------------
       Balance, December 31, 1998                                   2,271,770                   1,420

       Shares issued for cash                                        2,200,000                  5,500
       Issue costs                                                           -                  (653)
       ----------------------------------------------------------------------------------------------
       Balance, June 17, 1999                                        4,471,770                  6,267
       Adjustment for
       reverse acquisition on June 17, 1999                                  -                (6,207)
       ----------------------------------------------------------------------------------------------
                                                                     4,471,770                     60

       Issued to effect the reverse acqisition                       5,120,000                  5,495
       Warrants exercised during the year                              139,850                    349
       ----------------------------------------------------------------------------------------------
       Balance, December 31, 1999                                    9,731,620                   5904

       Options exercised during the year                                15,000                     37
       ----------------------------------------------------------------------------------------------
       Balance, December 31, 2000                                    9,746,620                   5941


     On April 10, 2000, the company's board of directors declared a 2.5 to 1 reverse stock split of the company's common stock. In addition, the par value of common stock was changed from $0.25 to $0.63 per share and authorized shares of common stock were decreased from 24,366,550 to 9,746,620 shares. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts, and stock plan data have been adjusted to reflect the reverse split.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


7.   SHARE CAPITAL (Continued)

     (a)  Agent's Warrants

          As a part of the issuance of 2,200,000 common shares, the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. In 1999, 139,850 warrants were exercised for proceeds of $350,000. No warrants were exercised in the year 2000.

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

          As of December 31, 2000, all warrants have been cancelled.

     (c)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock option or non-qualified stock options. The Company has reserved 1,949,000 common shares for issuance under the Stock Option Plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


7.   SHARE CAPITAL (Continued)

     Under the Stock Option Plan the following options have been granted and remain outstanding at December 31, 2000.

       Number of Options           Exercise price           Expiration date
       -----------------           --------------           ---------------
           1,035,000                 $   1.50              December 1, 2008
             138,000                 $   1.50                 June 28, 2009
             160,000                 $   1.50                  July 7, 2009
             115,000                 $   1.50              October 15, 2009
             334,500                 $   1.50                 June 12, 2010
              40,000                 $   1.50                 July 28, 2010
          ----------
           1,822,500


     The following options have been granted to non-employees and remain outstanding at December 31, 2000 outside of the Stock Option Plan:

       Number of Options           Exercise price           Expiration date
       -----------------           --------------           ---------------

              60,000                 $   1.50                 June 28, 2001
              40,000                 $   1.50                 June 28, 2010
           ----------
            100,000

     During the year 2000, 15,000 shares were issued on the exercise of stock options granted under the Stock Option Plan. No options were exercised under the Stock Option Plan in 1999.

     As of December 31, 2000, 200,500 options were cancelled by the Board of Directors granted under and outside of the Stock Option Plan. No options were cancelled under the Stock Option Plan in 1999.

     SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the year ended December 31, 2000 and 1999, the Company issued options to individuals other than employees and directors which under SFAS No. 123 are recognized as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS No. 123.

     On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. Due to the change, all options granted under the plan will be accounted for using variable plan accounting under APB 25. As of December 31, 2000, August 1, 2001, and June 12, 2000, no compensation expense was recognized because the fair value of the stock was either equal to or below the exercise price.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


7.   SHARE CAPITAL (Continued)

     Had compensation cost for the Company's share options granted to employees been determined based on the fair value method as defined in SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

                                                  Year ended         Year ended         Year ended
                                                December 31,       December 31,       December 31,
                                                        2000               1999               1998
                                             ---------------    ---------------    ---------------
     Net loss
       As reported                           $    (2,359)          $    (2,157)       $      -
       SFAS No. 123 pro forma                $      (833)          $    (2,014)       $      -
     ---------------------------------------------------------------------------------------------
     Pro forma net loss                      $    (3,192)          $    (4,171)       $      -

     Loss per share
       As reported                           $     (0.24)          $     (0.28)       $      -
       SFAS No. 123 pro forma                $     (0.09)          $     (0.27)       $      -
     ---------------------------------------------------------------------------------------------
     Pro forma net loss                      $     (0.33)          $     (0.55)       $      -


     The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the years ended December 31, 2000, 1999, and 1998 were $1.14, $0.52, and $Nil per share, respectively. The fair value of these options was estimated at the date of grant using a weighted average volatility factor between 20% and 131% depending on grant date, a dividend yield of 0%, a weighted average expected life of the stock options between 3 to 9.73 years, and a risk free interest rate of 5.25% to 6.18% depending on grant date.

     (d)  Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

     (e)  iQ share capital

          The registered capital of iQ Battery is DM 100,000, which is fully paid.

          All equity securities were acquired by iQ Power as part of the business combination.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


8.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the twelve months ended December 31, 2000 of $72.000 (1999 - $36,000; 1998 - $Nil) were paid to a company with a common director.

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

     (c) an employment agreement with the former Vice-President, Finance and Chief Financial Officer. The agreement was cancelled in July 2000. Under the terms of the agreement, the Company was obligated to pay this employee $7,000 per month for a term of three years commencing September 1, 1998.

     (d) The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and are secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures are convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and
          CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


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


9.   OPERATING LEASE

     The Company has operating leases for certain equipment and facilities. For the years 2000, 1999 and 1998 the operating lease payments were (in 000) $177, $132 and $83 respectively. As at December 31, 2000 obligations to make future minimum lease payments were as follows (to be made in the years ending December 31, in $ 000):

                     Year                    Lease payment
                     ----                    -------------
                     2001                        166
                     2002                        148
                     2003                        129
                     2004                        123
               Thereafter                        119


10.  INCOME TAXES

     The company accounts for its income taxes using the asset and liability approach, as stipulated under SFAS No. 109. For all periods presented the provision for income taxes differs from the federal corporation income tax rate of 40% (2000 and 1999) and 45% (1998) because no benefit was realized for operating losses incurred.

     As at December 31, 2000 the Company had total deferred income tax assets relating to loss carryforwards of $2,479,548 (1999 - $1,560,188; 1998 -
     $652,515) which have been reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred income tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company's operating history.

     As of December 31, 2000 the Company had net operating loss carryforwards of
     approximately   $6,066,094  for  corporation   income  taxes.   These  loss
     carryforwards have no set expiry dates.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2000
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
--------------------------------------------------------------------------------


11.  SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's significant physical assets are located in Germany.


12.  LITIGATION

     The Company has been named as a defendant in lawsuits in the normal course of its business. In the opinion of management, the liabilities, if any, resulting from these matters will not have a material effect on the financial statements of the Company.


13.  SUBSEQUENT EVENT

     On January 16, 2001, the Board of Directors granted 178,000 shares under the Stock Option Plan. Also, on that date the Board of Directors decreased the exercise price for the Stock Option Plan, reducing the exercise price from $1.50 to $0.50. The approximate fair value of the stock at that date was equal to the exercise price.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2001.


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

Signature                      Title                              Date
---------                      -----                              ----


/s/ Peter E. Braun
---------------------------    President, Chief Executive         May 4, 2001
Peter E. Braun                 Officer and Director
                               (principal executive officer)



/s/ Marco Graf v. Matuschka    Head of Finance & Controlling      May 4, 2001
---------------------------    (principal financing officer)
Marco Graf v. Matuschka



/s/ Gunther Bauer              Vice-President, Research and       May 4, 2001
---------------------------    Development and Director
Dr. Gunther C. Bauer


/s/ Russell French             Director                           May 4, 2001
---------------------------
Russell French


/s/ Hans Ambos                 Director                           May 4, 2001
---------------------------
Hans Ambos


/s/ Gregory Sasges             Secretary and Director             May 4, 2001
---------------------------
Gregory A. Sasges


/s/ John Lawson                Director                           May 4, 2001
---------------------------
John Lawson

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

  Exhibit
   Number      Description
   ------      -----------

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

   6.21(1) Loan Contract by and between Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 28, 1996 (Translated to English)

   6.22(1) Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated March 15, 1995 (Translated to English)
   6.23(1) Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)

   6.24(1)     Extension of Contract  regarding  Industrial  Property Rights and
               Know How by and between Dieter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)

   6.25(1)     Consulting  Contract  by and  between  iQ  Battery  Research  and
               Development   GmbH  and  Peter  Braun   dated   August  28,  1994
               (Translated to English)

   6.26(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Dr. Gunther Bauer dated October 30, 1996 (Translated to English)

  Exhibit
   Number      Description
   ------      -----------

   6.27(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)

   6.28(1)     Agreement   (Debt  Deferral)  by  and  between  iQ  Research  and
               Development GmbH and Gunther Braun dated December 27, 1996 (Translated to English)

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

   6.38(2) Lease Agreement effective as of February 16, 1999 between Dr. Arne Curt Berger and iQ Battery Research and Development GmbH (Translated to English)

   6.39(2)     Rescission   Agreement  dated  January  13,  1999  between  Spima
               Spitzenmanufaktor  GmbH and iQ Battery  Research and  Development
               GmbH

   6.40(3) Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH

   6.41(3) Investor Relations Consulting Agreement dated December 8, 1999 between Boyle International (Guernsey) Investor Relations and iQ Power Technology Inc.

    6.42 Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology Inc.

  Exhibit
   Number      Description
   ------      -----------

    6.43 Consulting Agreement dated August 12, 2000, between iQ Power Technology and Richard J. Singer

    6.44 Convertible Debenture dated December 27, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

    6.45 Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.46 Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

    6.47 Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

    6.48 General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.49 Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between iQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

    7.1(1)     List of Material Foreign Patents

   13.1(1)      Form F-X Consent

   23.1        Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft
---------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).

(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).

(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999.