Form 10-Q
period 2001-03-31
IQ POWER TECHNOLOGY INC
filed 2001-05-21
CIK 1072667

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________________.

                        Commission file number 000-26165


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

                                 Not Applicable

(Former name,former address and former fiscal year,if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

     The number of outstanding common shares, without par value, of the registrant at March 31, 2001 was -------.

     Transitional  Small Business  Disclosure Format (check one): Yes ; No_ X_

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2001


                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION .......................................................1

         ITEM 1.    FINANCIAL STATEMENTS .............................................1

               UNAUDITED CONSOLIDATED BALANCE SHEET ..................................1

               UNAUDITED CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS .......2

               UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY (DEFICIT) .....3

               UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW .........................4

               NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ..............5


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .................................11

PART II - OTHER INFORMATION ..........................................................16

         ITEM 1.    LEGAL PROCEEDINGS ................................................16

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ........................17

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ..................................17

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............17

         ITEM 5.    OTHER INFORMATION ................................................17

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .................................17


SIGNATURES ...........................................................................21

Part I - Financial Information

         Item 1.  Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, exept per share data)
(Unaudited)
================================================================================


                                                                               March 31,         December 31,
                                                                                    2001                 2000
--------------------------------------------------------------------------------------------------------------
 ASSETS

  Current Assets
    Cash and cash equivalents                                                         38                  183
    Receivable from original shareholders                                             52                   54
    Prepaids and deposits                                                             89                   76
    Other receivables                                                                104                  138
    Other current assets                                                               -                    -
  ------------------------------------------------------------------------------------------------------------
  Total current assets                                                               283                  451

  Non-current Assets
    Loans to iQ Germany                                                                0                    0
    Investments                                                                        -                    -
    Equipment, net                                                                   333                  374
  ------------------------------------------------------------------------------------------------------------
  Total non-current assets                                                           333                  374

 TOTAL ASSETS                                                                        616                  825
 -------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
    Current liabilities
       Short-term bank debt                                                            -                    -
       Accounts payable                                                              378                  191
       Advances by iQ Germany                                                          -                    -
       Loans payable due to shareholder                                              200                   66
       Accrued payroll and employees benefits                                         84                   66
       Due to parent company                                                           -                    -
       Advances                                                                        0                    -
       Accrued liabilities                                                           240                  263
    ----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                        902                  586

    Non-current liabilities
       Long-term bank debt                                                             -                    -
       Due to shareholders                                                             -                    -
    ----------------------------------------------------------------------------------------------------------
    Total non-current liabilities                                                      0                    -
  ------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                  902                  586

  SHAREHOLDERS' EQUITY

    Authorized:
       An unlimited number of common shares of no par value
    Issued and outstanding:
          9,746,620 common shares at March 31, 2001 and December 31, 2001          5,941                5,941
    Capital surplus/Additional paid-in                                               406                  406
    Accumulated other comprehensive (loss) income                                     21                  (16)
    Accumulated deficit, during development stage (after loss
      allocation to silent partner                                                (6,654)              (6,092)
  ------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                        (286)                 239

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          616                  825
--------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in United States Dollars; all amounts in thousands, exept per share data)
(Unaudited)
================================================================================



                                              Cumulative from
                                             date of inception     Three months ended  Three months ended
                                                 to March 31,          to March 31,          to March 31,
                                                         2001                  2001                  2000
----------------------------------------------------------------------------------------------------------
Sales and other revenue                                   182                     0                     0
----------------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses
    Personnel                                           2,071                   178                   117
    Laboratory                                          1,043                    80                    81
    Office                                                476                    11                    70
    Consulting services                                   600                     1                    15
    Professional fees                                     776                    13                    10
  --------------------------------------------------------------------------------------------------------
  Total R&D expenses                                    4,966                   283                   292

  Marketing and General & Administrative expenses
    Personnel                                             475                    42                    49
    Financing                                             274                     1                     0
    Office                                                158                    17                     8
    Consulting services                                   355                    30                     8
    Professional fees                                     374                    68                    33
    Management fees                                       126                    18                    18
    Marketing activities                                  125                    10                     0
    Investor relations                                    275                    41                    20
    Research memberships                                  100                     0                     0
    Travel                                                218                     8                    16
    Other                                                 166                     3                    16
  --------------------------------------------------------------------------------------------------------
  Total Marketing and General & Administrative expenses 2,646                   238                   167

  Total operating expenses                              7,612                   521                   459

  Interest expense                                        133                     0                     0
  Stock based compensation                                378                     0                     0
  --------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                          8,123                   521                   459

  Interest and other income                              (136)                   (0)                  (28)
  (Gain)/loss on foreign exchange                        (127)                   41                   (56)

LOSS BEFORE INCOME TAX                                 (7,679)                 (562)                 (375)

  Income tax                                                0                     0                     0

NET LOSS                                               (7,679)                 (562)                 (375)
----------------------------------------------------------------------------------------------------------
  Other comprehensive (loss) income:
    Accumulated other comprehensive
    income (loss)                                          21                    37                   (83)

COMPREHENSIVE LOSS                                     (7,658)                 (525)                 (458)
----------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, on net loss           (1.25)                (0.06)                (0.04)

Basic and diluted weighted average
  number of shares outstanding                      6,132,538             9,746,620             9,730,820
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands except per share data)
(Unaudited)
================================================================================


                                                                     Accumulated                   Total
                                       Common shares   Additional         Other             Shareholders'
                                     -----------------    Paid-In   Comprehensive Accumulated     Equity
                                      Shares    Amount    Capital   Income(Loss)  Deficit     (Deficit)
                                     --------  -------- ---------   ------------ ---------- ------------
Balance at December 31, 1991             40   $     60   $     -     $        -   $     (1)    $     59
Issue of shares                                                                                       -
Net loss                                                                                (9)          (9)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1992             40         60         -              -        (10)          50
Issue of shares                                                                                       -
Net loss                                                                                (7)          (7)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993             40         60         -              -        (17)          43
Issue of shares                                                                                       -
Net loss                                                                              (193)        (193)
Allocation of loss to
  atypical shares                                                                       37           37
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994             40         60         -              -       (173)        (113)
Issue of shares                                                                                       -
Net loss                                                                              (341)        (341)
Allocation of loss to
  atypical shares                                                                      379          379
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995             40         60         -              -       (135)         (75)
Issue of shares                                                                                       -
Net loss                                                                              (496)        (496)
Allocation of loss to
  atypical shares                                                                      139          139
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             40         60         -              -       (492)        (432)
Issue of shares                                                                                       -
Net loss                                                                              (597)        (597)
Allocation of loss to
  atypical shares                                                                      312          312
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             40         60         -              -       (777)        (717)
Issue of shares                                                                                       -
Net loss                                                                            (1,027)      (1,027)
Allocation of loss to
  atypical shares                                                                      228          228
Other comprehensive (loss) -                                                                          -
  foreign currency translation
  adjustments                                                               (94)                    (94)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             40         60         -            (94)    (1,576)      (1,610)
Reorganization of capital on
  reverse acquisition             5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                 4,471,770      5,495                                            5,495
Stock based compensation                                     396                                    396
Exercise of warrants                139,850        349                                              349
Net loss                                                                            (2,157)      (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                               176                     176
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      9,731,620      5,904       396             82     (3,733)       2,649
Net loss                                  -          -         -              -     (2,359)      (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -          -         -            (98)         -          (98)
Exercise of options                  15,000         37         -              -          -           37
Stock based compensation                  -          -        10              -          -           10
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      9,746,620      5,941       406            (16)    (6,092)         239
Net loss                                  -          -         -              -       (562)        (562)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -          -         -             37          -           37
----------------------------------------------------------------------------------------------------------
Balance at March 31, 2001         9,746,620    $ 5,941    $  406     $       21   $ (6,654)    $   (286)
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



                                                     Cumulative
                                                   from date of       Three months        Three months
                                                   inception to              ended               ended
                                                      March 31,          March 31,           March 31,
                                                           2001               2001                2000
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 (7,679)              (562)               (375)
Items not affecting cash
  Depreciation and amortization                             230                 24                   8
  Stock based compensation                                  378                  0                   5
Changes in non-cash working capital                           0
  (Increase) decrease in accounts receivable                (99)                30                  90
  (Increase) decrease in prepaids and deposits              (89)               (14)                 (4)
  Increase (decrease) in accounts payable                   389                199                 (22)
  Increase (decrease) in accrued liabilities                338                 10                 (19)
-------------------------------------------------------------------------------------------------------
                                                         (6,532)              (313)               (317)
INVESTING ACTIVITY
  Additions to property, plant and equipment               (581)                (1)                 (8)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                     (0)                 0                   0
  Increase (decrease) in long-term debt                      (0)                 0                   0
  Increase (decrease) in due to shareholder                 138                133                  16
 Advances received from external parties                    296                 (0)                  0
 Cash acquired on business combination                    4,718                  0                   0
 Advances from subsidiary                                   581                  0                   0
 Issue of capital stock                                     446                  0                   0
 Issuance of atypical shares                              1,025                  0                   0
-------------------------------------------------------------------------------------------------------
                                                          7,204                133                  16
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                           90               (180)               (309)

EFFECT OF FOREIGN EXCHANGE MOVEMENT                         (52)                35                 (33)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         0                183               2,283
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              38                 38               1,941
-------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------

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

       In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. The Company has used the proceeds to fund research and development of iQ Battery's technology, expansion of the Company's marketing and sales activities and general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------


2.     CONTINUING OPERATIONS (Continued)

       In the year 2000, the Company has signed agreements to jointly develop its applications with large corporations such as DaimlerChrysler. Such alliances involve the utilisation of certain aspects of th Company's technology. The ability of the Company to succeed in these alliances is also dependent upon the Company's ability to obtain additional financing. Management believes theat the Company will be able to obtain the necessary financing.

       As of March 31, 2000, the Company's current financial condition requires the infusion of such capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


3.     BASIS OF PRESENTATION

       The unaudited financial statements included herein have been prepared pursuant to the rules aud regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

       In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------


4.     SHARE CAPITAL

       Authorized
           An unlimited number of common shares
       Issued and outstanding

                                                                     Number of
                                                                   Common shares          Amount ($ 000)
                                                             -----------------------  ----------------------

       Balance, January 1, 1998 (iQ Power)                              787,896               493
       Private placement, issued cash                                  1,483,874              927
       -----------------------------------------------------------------------------------------------------
       Balance, December 31, 1998                                      2,271,770            1,420

       Shares issued for cash                                          2,200,000            5,500
       Issue costs                                                             -             (653)
       -----------------------------------------------------------------------------------------------------
       Balance, June 17, 1999                                          4,471,770            6,267
       Adjustment for
       reverse acquisition on June 17, 1999                                    -           (6,207)
       -----------------------------------------------------------------------------------------------------
                                                                       4,471,770               60
       Issued to effect the reverse acqisition                         5,120,000            5,495
       Warrants exercised during the year                                139,850              349
       -----------------------------------------------------------------------------------------------------
       Balance, December 31, 1999                                      9,731,620            5,904

       Options exercised during the year                                  15,000               37
       -----------------------------------------------------------------------------------------------------
       Balance, December 31, 2000                                      9,746,620            5,941

       Balance, March 31, 2001                                         9,746,620            5,941


          On April 10, 2000, the Company's board of directors declared a 2.5 to 1 reverse stock split of the Company's common stock. In addition, the authorized shares of common stock issued and outstanging were decreased from 24,366,550 to 9,746,620 shares. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts, and stock plan data have been adjusted to reflect the reverse split.

       (a) Agent's Warrants

           As a part of the issuance of 2,200,000 common shares, the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. In 1999, 139,850 warrants were exercised for proceeds of $350,000. No further warrants were exercised as of March 31, 2001.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------


4.         SHARE CAPITAL (Continued)

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

           Under the Stock Option Plan the following options have been granted and remain outstanding at March 31, 2001.


                  Number of Options      Exercise price       Expiration date

                          1,035,000            $   0.50      December 1, 2008
                            138,000            $   0.50         June 28, 2009
                            160,000            $   0.50          July 7, 2009
                            115,000            $   0.50      October 15, 2009
                            259,500            $   0.50         June 12, 2010
                             30,000            $   0.50         July 28, 2010
                            175,500            $   0.50      January 16, 2011
                         ----------
                          1,913,000


           The following options have been granted to non-employees and remain outstanding at March 31, 2001 outside of the Stock Option Plan:

                  Number of Options      Exercise price       Expiration date

                             60,000         $   0.50            June 28, 2001
                             40,000         $   0.50            June 12, 2002
                         ----------
                            100,000

           During the year 2000, 15,000 shares were issued on the exercise of stock options granted under the Stock Option Plan. No options were exercised under the Stock Option Plan in 1999.

           As of March 31, 2001, 428,000 options were cancelled by the Board of Directors granted under and outside of the Stock Option Plan.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------


4.        SHARE CAPITAL (Continued)

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. Subsequent to that date, on January 16, 2001, the Board of Directors decreased abain the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. Due to the changes, all options granted under the plan will be accounted for using variable plan accounting under APB 25. As of March 31, 2001, December 31, 2000, August 1, 2000 and June 12, 2000, no compensation expense was recognized because the fair value of the stock was either equal to or below the exercise price.

       (c) Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

       (d) iQ share capital

          The registered capital of iQ Battery is DM 100,000, which is fully paid.

          All equity securities were acquired by iQ Power as part of the business combination.


5.     RELATED PARTY TRANSACTIONS

       Related party transactions not disclosed elsewhere in the financial statements comprised:

       (a) Management fees for the three months ended March 31, 2001 of $18,000 (three months ended March 31, 2000 - $Nil) were paid to a company with a common director.

       (b) The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and are secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures are convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars; tabular amounts in thousands except per share data)
--------------------------------------------------------------------------------


5.     RELATED PARTY TRANSACTIONS (Continued)

       (c) iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and directors of iQ Battery. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive DM 400,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

6.     SEGMENT DISCLOSURES

       The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's significant physical assets are located in Germany.

7.     SUBSEQUENT EVENT

       In May, 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of approximately $750,000. The Company paid a finder's fee in connection with the offering consisting of 120,000 common shares at a deemed value of $0.25 per share The subscribers to the private placement were non-U.S. persons outside the United States of America.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (collectively, referred to as "we," "us," "our," iQ Power" and/or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. You are cautioned against placing undue reliance on forward looking statements.

     Unless provided otherwise, all amounts are in United States dollars.

Overview

         The Company was incorporated on December 20, 1994 under the Canada Business Corporations Act as 3099458 Canada Inc. The Company changed its name to iQ Power Technology Inc. on May 9, 1997. The Company's principal executive offices are located at Suite 708-A, 1111 West Hastings Street, Vancouver, British Columbia, Canada V6E 2J3, and the Company's telephone number at that location is (604) 669-3132.

         iQ Germany was formed in 1991 to research and evaluate methods of maximizing lead-acid battery performance. The Company was formed to acquire iQ Germany and to license the technology developed by iQ Germany to others or to market products based on such technology. Throughout this quarterly report the Company refers to the technology developed by iQ Germany as the "iQ technology."

         The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company does not anticipate that it will generate revenues until the second half of 2001, as it expects to begin marketing and selling its Generation I iQ Battery product beginning in the second half of 2001. The Company anticipates it may generate additional revenues from service agreements with battery manufacturers and licensing agreements during the second half of 2001 or 2002, although the Company currently has no service or licensing agreements in place. There can be no assurance that that the Company will generate any material revenues during 2001 or 2002 from the sale of batteries or from service or license arrangements. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

         The Company believes that its historic spending levels are not indicative of future spending levels because it is in a period in which it may be required to increase spending on product research and development, marketing, staffing and other general operating expenses in order to successfully commercialize its technology. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it begins to generate material revenues.

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


The Company's Results of Operations for the Three Months Ended March 31, 2001 compared to the Three Months Ended March 31, 2000

         Revenues: No revenues were recorded in either the three month period ended March 31, 2001 or three month period ended March 31, 2000.

         Expenses: Total expenses increased to $521,000 for the three month period ended March 31, 2001 compared to $459,000 for the three month period ended March 31, 2000, a 13.5% increase. Research and development expenses in total decreased slightly to $283,000 in the three month period ended March 31, 2001 from $292,000 in the comparable period in 2000, as the Company continued its efforts to improve the iQ Battery technologies and to develop energy management systems technologies. R&D Personnel costs increased to $178,000 for the three month period ended March 31, 2001 from $117,000 in the comparable period in 2000, a $61,000 (52.1%) increase. Laboratory expenses were approximately the same for the three month period ended March 31, 2001 at $80,000 compared to $81,000 during the same period in 2000. R&D office expenses declined to $11,000 for the three month period ended March 31, 2001 compared to $70,000 during the same quarter in 2000. R&D Consulting services expenses decreased to $1,000 for the three month period ended March 31, 2001 compared to $15,000 for the same quarter in 2000, as the Company's employees conducted research and development efforts. The Company anticipates that expenditures related to research and development will remain consistent with expenditures during the first quarter 2001 for the balance of 2001.

         In 2000, the Company launched a new web site designed to provide potential industry partners with information related to the Company's iQ Battery and its energy management technologies. The Company also hired a marketing specialist and additional marketing personnel and consultants to coordinate and manage the Company's marketing efforts; to assist the Company in defining its corporate and marketing strategies and to assist in developing action plans to commercialize its iQ Battery and energy management systems. The expenses related to marketing and general and administration increased by $71,000 (45.5%) to $238,000 for the three month period ended March 31, 2001, compared to $167,000 for the comparable period in 2000, primarily as a result of the Company's increased efforts to develop relationships to commercialize the iQ Battery and technologies. The Company anticipates that expenditures related to marketing and general and administration will increase during the year ending December 31, 2001, as it begins marketing efforts to introduce its Generation I - iQ Battery and increases its efforts to enter into service and licensing arrangements to commercialize its iQ Battery and energy management technologies. During the three month period ended March 31, 2001, office expenses increased to $17,000 due to Company increased business activities, compared to $8,000 in the same period in 2000. Professional fees increased to $68,000 during the three month period ended March 31, 2001, from $33,000 during the same period during 2000, due primarily to auditing fees and legal expenses related to the Company's
Securities and Exchange Commission filings. Other changes in the Company's operating expenses from the three month period ended March 31, 2001 compared to the same period during March 31, 2000, included increased consulting services ($30,000 in 2001, compared to $8,000 in 2000); increased marketing activities ($10,000 in 2001, compared to nil in 2000); increased investor relations
($41,000 in 2001, compared to $20,000 in 2000) due to increased investor relations activities in Europe; and decreased travel ($8,000 in 2001, compared to $16,000 in 2000).

         The Company's expenditures are expected to continue on a similar level in 2001 as it pursues research, development, testing and commercialization programs and expands finance and administrative staff and financial and management system.

         Losses: As of March 31, 2001, the Company had an accumulated comprehensive deficit of $7,678,000. The Company incurred a net loss of $562,000 for the three month period ended March 31, 2001, compared to a net loss of $375,000 for the comparative quarter in 2000. The increase in net loss was primarily a result of higher marketing and general and administrative expenses and were slightly offset by a decline in research and development expenses. The Company incurred a comprehensive loss of $525,000 for the three month period ended March 31, 2001, compared to a comprehensive loss of $458,000 for the comparative quarter in 2000.

     The Company anticipates that losses will increase marginally, as the Company expects to begin generating revenues from the commercial sale on its Generation I iQ Battery, which are being manufactured by a third-party manufacturer for limited sales in Europe, in the last half of 2001 or 2002. There can be no assurance that the Company's efforts to commercialize its iQ Battery will be successful or that the Company will not experience delays in introducing its battery to the market.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through sales of its equity securities. As of March 31, 2001, the Company had cash and cash equivalents of $38,000, and working capital deficit of $619,000. From inception to March 31, 2001, the Company had raised approximately $7.35 million (net of issuance costs) from the sale of securities, excluding the issuance of 4,000,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

         During the quarter ended March 31, 2001, the Company issued a convertible debenture to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000 (US$200,000), at the annual rate of 24%, payable monthly in arrears. The convertible debenture was issued pursuant to the terms of a credit facility dated December 13, 2000, and is secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debenture is convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may pre-pay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) in December 2000 and CDN$200,000 ($132,000) in
January 2001 under the terms of the credit facility. No fees were paid in connection with this transaction.

         Subsequent to March 31, 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of approximately $750,000. The Company paid a finder's fee of 120,000 common shares in connection with the offering. The subscribers to the private placement were non-U.S. persons outside the United States.

         Obligations and Commitments

         iQ Germany is obligated to pay to Horst Dieter Braun, that iQ Germany's founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

         During the year ended December 31, 2000, the Company entered into a consulting agreement dated August 12, 2000 with Richard Singer under which the parties agreed that Mr. Singer would serve as a strategic advisor to the Company for an initial term of 24 months. The Company agreed to pay Mr. Singer a consulting fee of $2,000 per full working day in which services are provided to the Company. Mr. Singer will work an average of one full working day per week during the term of the agreement. The Company also agreed to grant Mr. Singer options exercisable to acquire 25,000 common shares at $1.50 per share, vesting 50% immediately on the date of the agreement and 50% on the first anniversary of such date. The Company also agreed to pay Mr. Singer a finder's fee for any financing agreement entered into by the Company as a result of Mr. Singer's efforts equal to: 6% on contracts in excess of $1,000,000; 4% on contracts between $1,000,001 to $4,000,000; 3% on contracts between $4,000,001 to
10,000,000 and 2% on contracts in excess of $10,000,001. In November 2000, the Company and Mr. Singer agreed that the consulting agreement would be suspended pending the Company's ability to obtain additional financing and subject to renegotiation of certain the terms of the agreement.

         During the quarter ended March 31, 2001, the Company entered into a corporate consultant agreement with Murdock Capital Partners Corp. under which the parties agreed that Murdock Capital Partners Corp. would provide consulting services related to corporate communications and support services for a term of 12 months commencing on February 15, 2001. Under the terms of the agreement, the Company agreed to pay TRT Capital Projects a consulting fee of $7,500 per month. The agreement was mutually terminated by the parties during the quarter ended March 31, 2001. The Company paid Murdock Capital $7,500 under the agreement.

     After considering the $750,000 private placement closed in May 2001, the Company anticipates that it will require an additional $500,000 to $750,000 in financing to meet its on-going short term and long term obligations during 2001 and to fund its plan of operation through December 31, 2001. See "Plan of Operation." The Company plans to finance its capital needs principally from cash flow from operations, if any, the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit.

         The Company's capital requirements depend on several factors, including the success and progress of its product development programs, the resources the Company devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company expects to devote substantial resources toward marketing activities and research and development activities during 2001. The Company cannot adequately predict the amount and timing of its future cash requirements. The Company will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as its business performance.

Plan of Operation

         The Company has undertaken and is pursuing the following initiatives:

         Since November 2000, the Company was awarded certification in accordance with the international standards organization (ISO) and Verein Deutscher Automobilzulieferer (VDA), the Association of German automotive suppliers. ISO and VDA certifications are generally required for battery suppliers. No governmental or regulatory approvals are required for the development of battery technologies.

         The Company has been able to complete the development of the Generation I iQ intelligent battery and is currently organizing the initial production run. The Company contracted with suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs.

         The Company developed the SEM smart energy management(TM) application together with DaimlerChrysler, which was displayed in the international Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. In this program, iQ will be responsible for development and delivery of the complete electrical energy storage and supply system.

         Since July 2000, the Company has been preparing the foundation of an alliance in the automotive industry, the DC-BUS Alliance. Supported by BMW, the purpose of this alliance is to standardize the powerline communication technology that was originally developed by YAMAR Electronics Israel, a strategic partner of the Company. In December, 2000, the founding members accepted the proposed structure and publicly announced the formation of the alliance. Peter E. Braun, the Company's Chief Executive Officer, was appointed to coordinate the management and administration of the Alliance.

         Since the first quarter of 2000, the Company has been invited to present its technology in several international conferences and to submit several technical papers. The Company has entered into negotiations with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and licensing of the Company's products and/or its technology.

         The Company's strategic plan and plan of operation for the remainder of 2001 is as follows:

Research and Development

          o    expand research and development efforts with existing personnel,

          o prepare for and start production of the Generation I iQ batteries that incorporate the iQ technology, and prepare for a pre-production and initial production of batteries that incorporate the iQ technology, and

          o    expand its third party testing program.

The Company anticipates that it will spend approximately $850,000 on research and development during the fiscal year ending December 31, 2001.

Marketing

          o enter into development contracts with customers of the automotive industry and other industries to apply its technology to their individual demands with the goal of producing and supplying components for commercial applications in their products,

          o market the commercial launch of the Generation I iQ Battery in the second half of 2001,

          o market the iQ technology and our software as part of its technology for state of charger (SOC) and state of health (SOH) status indications solutions for original equipment manufacturer batteries and/or First Tier battery suppliers.

The Company anticipates that it will spend approximately $150,000 on marketing and sales during the fiscal year ending December 31, 2001.

Financial

          o seek additional financing to expand the Company's operations and finance its development and marketing efforts.

The Company anticipates that it will expend approximately $100,000 on capital raising efforts during 2001.

Administrative and General Operating

     The Company estimates that its general administrative and operating budget will be approximately $400,000 during the year ending December 31, 2001.

     The Company anticipates that its total operating budget for 2001 will be approximately $1,500,000. The Company anticipates that it will required additional financing of approximately $500,000 to $750,000 to satisfy its working capital requirements through December 31, 2001. The Company may need more financing if it experiences delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. The Company cannot assure you that it will be able to obtain additional financing on favorable terms or on a timely basis.

     If the Company is unable to raise additional financing on acceptable terms, the Company may be required to take some or all of the following:

          o    reduce expenditures on research and development;

          o    reduce sales and marketing expenditures;

          o reduce general and administrative expenses through lay offs or consolidation of its operations;

          o    suspend  its   participation  in  pilot  programs  that  are  not
               economically profitable;

          o    sell assets, including licenses to its technologies;

          o    suspend its operations until  sufficient  financing is available;
               or

          o    sell or wind up and liquidate its business.

Any of these action may affect the Company's ability to offer competitive products or compete in the market. The Company's inability to offer a competitive product or to effectively compete will affect its ability to continue as a going concern.


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

     On August 4, 2000, a civil lawsuit was filed by Gerhard Trenz against iQ Power and iQ Battery in the Labor Court of Munich (Case No. 3 Ca 10364/00). Mr. Trenz was dismissed as Chief Financial Officer of IQ Power in July, 2000. He filed a lawsuit claiming wrongful termination and seeks an order to continue his employment until August 2001. On December 21, 2000, the Labor Court of Munich allowed an action to be brought against us. We made an appeal to a superior court.

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

           a)           Sales of Unregistered Securities

In May, 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee in connection with the offering consisting of 120,000 common shares at the deemed value of $30,000.

           ITEM 3.      Defaults Upon Senior Securities

           None.

           ITEM 4.      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the three month period ended March 31, 2001.

           Item 5.      Other Information

           None.

           Item 6.      Exhibits and Reports on Form 8-K

           (a)          Exhibits

                                    EXHIBIT INDEX

Exh. No.   Description
--------   -----------
2.1(1) Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

2.2(1)    Articles of  Incorporation  dated  December  21,  1994,  for 3099458
          Canada Inc.

2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power

2.4(1)    Certificate of Amendment dated March 31, 1998, for iQ Power Technology
          Inc.

2.5(1) By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on

6.1(1)    Form of Atypical Share Exchange Agreement

6.2(1) ShareExchange Agreement dated August 25, 1998, between iQ Power Technology Inc., iQ Battery Research

6.3(1) Pooling Agreement No. 1 dated August 25, 1998, between iQ Power Technology Inc., Montreal Trust

6.4(1) Pooling Amendment Agreement dated August 15, 1998, between iQ Power Technology Inc., Montreal Trust

6.5(1) Management Agreement dated January 1, 1997,between 3099458 Canada Inc. and Mayon Management Corp.

Exh. No.   Description
--------   -----------
6.6(1) Consulting Agreement dated August 25, 1998,between iQ Power Technology Inc. and Mayon Management

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

6.13(1)   Form of iQ Germany Confidentiality Agreement (Translated to English)

6.14(1) Form of iQ Germany Employee Confidentiality and Nondisclosure Agreement (Translated to English)

6.15(1)   Cooperation   Agreement  by  and  between  iQ  Battery   Research  and
          Development GmbH and BASF

6.16(1) Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische

6.17(1)   Mutual Confidentiality Agreement among iQ Battery Research and
          Development   GmbH,    Akkumulatorenfabrik

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

6.20(1) Mutual Confidentiality Agreement between iQ Battery Research and Development GmbH and Manufacturer of

6.21(1) Loan Contract by and between Karin Wittkewitz and iQ Battery Research and Development GmbH dated

6.22(1) Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E.

6.23(1) Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and

6.24(1) Extension of Contract regarding Industrial Property Rights and Know How by and between Dieter Braun

6.25(1) Consulting Contract by and between iQ Battery Research and Development GmbH and Peter Braun dated

Exh. No.   Description
--------   -----------
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

6.32(1)   Form of Stock Option Agreement

6.33(1) License Agreement dated September 1, 1998 between iQ Power Technology, Inc. and Mattalex Management

6.34(1) Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun

6.35(1) Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun

6.36(1)   Patent Assignment dated December 9,1998 by and between the Company and
          H. Dieter Braun and Peter E.

6.37(2) Pooling Agreement No. 2 dated December 1, 1998 between iQ Power Technology, Inc., Montreal Trust

6.38(2) Lease Agreement effective as of February 16,1999 between Dr. Arne Curt Berger and iQ Battery

6.39(2)   Rescission   Agreement   dated   January   13,  1999   between   Spima
          Spitzenmanufaktor GmbH and iQ Battery

6.40(3) Cooperation Agreement dated October 19,1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH

6.41(3) Investor Relations Consulting Agreement dated December 8, 1999 between Boyle International (Guernsey)

6.41(4) Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology

6.43(4)   Consulting   Agreement  dated  August  12,  2000,   between  iQ  Power
          Technology and Richard J. Singer

6.44(4)   Convertible   Debenture  dated  December  27,  2000,  among  iQ  Power
          Technology Inc., John Lawson, and iQ

6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

6.46(4) Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ

Exh. No.   Description
--------   -----------
6.47(4) Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

6.48(4) General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

6.49(4)   Agreement  of   Subordination   in  Priority  in  Association  with  a
          Conditional  Waiver of Claim by and

7.1(1)    List of Material Foreign Patents

10.1(4)   Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft

13.1(1)   Form  F-X  Consent
---------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999.
(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000
(b) Report on Form 8-K

    None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    IQ POWER TECHNOLOGY INC.


Date:  May 21, 2001                             By: /s/ Peter E. Braun
                                                    ---------------------------
                                                  Name: Peter E. Braun
                                                  Title:President and
                                                        Principal Financial and
                                                        Accounting Officer