Form 10QSB
period 2001-06-30
IQ POWER TECHNOLOGY INC
filed 2001-08-20
CIK 1072667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No[ ]

     The number of outstanding common shares, without par value, of the registrant at June 30, 2001 was 13,506,620.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 2001


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION ..............................................1

  ITEM 1. FINANCIAL STATEMENTS ...............................................1

          Unaudited Consolidated Balance Sheet ...............................2

          Unaudited Consolidated Statement of Loss and .......................3
            Comprehensive Loss

         Unaudited Consolidated Statements of Shareholders' ..................4
            Equity (Deficit)

          Unaudited Consolidated Statement of Cash Flow ......................5

          Notes to the Unaudited Consolidated Financial Statements ...........6


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..............................11

PART II - OTHER INFORMATION ..................................................17

  ITEM 1. LEGAL PROCEEDINGS ..................................................17

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................17

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................18

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................18

  ITEM 5. OTHER INFORMATION ..................................................20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................20

SIGNATURES ...................................................................25

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                             June 30,       December 31,
                                                                                 2001               2000
---------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                     493                183
    Receivable from original shareholders                                          65                 54
    Other receivables                                                             144                138
    Prepaids and deposits                                                          87                 76
    Other current assets                                                           79                  -
  -------------------------------------------------------------------------------------------------------
  Total current assets                                                            868                451

  Non-current Assets
    Equipment, net                                                                298                374
  -------------------------------------------------------------------------------------------------------
  Total non-current assets                                                        298                374

TOTAL ASSETS                                                                    1,166                825
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES
    Current liabilities
      Bank overdraft                                                               22                  -
      Accounts payable                                                            264                191
      Loans payable due to shareholder                                            172                 66
      Accrued payroll and employees benefits                                       35                 66
      Accrued liabilities                                                         233                263
    -----------------------------------------------------------------------------------------------------
    Total current liabilities                                                     726                586
  -------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                               726                586

  SHAREHOLDERS' EQUITY
    Authorized:
      An  unlimited number of common shares of no par value
        Issued and outstanding:
        9,746,620 common shares at December 31, 2000
       13,747,470 common shares at June 30, 2001                                7,163              5,941
    Capital surplus/Additional paid-in                                          2,735                406
    Accumulated other comprehensive (loss) income                                  74                (16)
    Accumulated deficit, during development stage
      (after loss allocation to silent partners)                               (9,532)            (6,092)
  -------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                      440                239

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      1,166                825
---------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars; all amounts in thousands, exept per share data)
(Unaudited)
--------------------------------------------------------------------------------


                                            Cumulative from
                                          date of inception        Three months ended       Six months ended
                                               to June 30,              June 30                  June 30
                                                      2001         2001         2000         2001        2000
-------------------------------------------------------------------------------------------------------------
Sales and other revenue                                182            -            -            -           -
-------------------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses
   Personnel                                         2,219          150          162          327         279
   Laboratory                                        1,099           56           87          135         169
   Office                                              497           21           46           32         115
   Consulting services                                 600            -            6            1          21
   Professional fees                                   789           12           36           26          47
-------------------------------------------------------------------------------------------------------------
  Total Research & Development expenses              5,204          239          337          521         631

  Marketing and general & administrative expenses
   Personnel                                           516           41           33           82          68
   Financing                                           275            1            9            2          13
   Office                                              176           18           16           36          24
   Consulting services                                 380           25           29           55          46
   Professional fees                                   428           53           43          122          76
   Management fees                                     144           18           18           36          36
   Marketing activities                                126            1           39           11          40
   Investor relations                                  351           76           47          117          68
   Research memberships                                100            -            -            -           -
   Travel                                              220            1            4            9          20
   Other                                               167            4           21            6          31
-------------------------------------------------------------------------------------------------------------
  Total Marketing and G&A expenses                   2,883          238          259          476         422

  Total operating expenses                           8,087          477          596          997       1,053

  Interest expense                                     158           24            -           24           -
  Stock based compensation                           2,707        2,329            5        2,329          10
-------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                      11,080        2,958          601        3,477       1,063

  Interest and other income                           (137)          (1)         (24)          (1)        (56)
  (Gain)/loss on foreign exchange                      (77)          49          (16)          91         (71)

LOSS BEFORE INCOME TAX                             (10,556)      (2,878)        (561)      (3,440)       (936)

  Income tax                                             0            0            -            0           -

NET LOSS                                           (10,556)      (2,878)        (561)      (3,440)       (936)
-------------------------------------------------------------------------------------------------------------
  Other comprehensive (loss) income:
   Accumulated other comprehensive
   income (loss)                                        74           53          (51)          90         (97)

COMPREHENSIVE LOSS                                 (10,483)      (2,825)        (612)      (3,350)     (1,033)
-------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, on net loss        (1.62)       (0.26)       (0.06)       (0.33)      (0.10)

Basic and diluted weighted average
  number of shares outstanding                   6,499,188   10,863,832    9,746,620   10,308,312   9,741,620
-------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Expressed in United States Dollars; all amounts in thousands, exept per share data)
(Unaudited)
--------------------------------------------------------------------------------

                                                              Additional             Other                      Shareholders'
                               Common shares                     Paid-In     Comprehensive      Accumulated            Equity
                                     Shares        Amount       Capital      Income (Loss)         Deficit          (Deficit)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991             40       $    60       $     -          $      -         $    (1)         $      59
Issue of shares                                                                                                            -
Net loss                                                                                               (9)                (9)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992             40            60             -                 -             (10)                50
Issue of shares                                                                                                            -
Net loss                                                                                               (7)                (7)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993             40            60             -                 -             (17)                43
Issue of shares                                                                                                            -
Net loss                                                                                             (193)              (193)
Allocation of loss to
  atypical shares                                                                                      37                 37
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994             40            60             -                 -            (173)              (113)
Issue of shares                                                                                                            -
Net loss                                                                                             (341)              (341)
Allocation of loss to
  atypical shares                                                                                     379                379
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995             40            60             -                 -            (135)               (75)
Issue of shares                                                                                                            -
Net loss                                                                                             (496)              (496)
Allocation of loss to
  atypical shares                                                                                     139                139
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             40            60             -                 -            (492)              (432)
Issue of shares                                                                                                            -
Net loss                                                                                             (597)              (597)
Allocation of loss to
  atypical shares                                                                                     312                312
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             40            60             -                 -            (777)              (717)
Issue of shares                                                                                                            -
Net loss                                                                                           (1,027)            (1,027)
Allocation of loss to
  atypical shares                                                                                     228                228
Other comprehensive (loss) -                                                                                               -
  foreign currency translation
  adjustments                                                                         (94)                               (94)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             40            60             -               (94)         (1,576)            (1,610)
Reorganization of capital on
  reverse acquisition             5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                 4,471,770         5,495                                                              5,495
Stock based compensation                                            396                                                  396
Exercise of warrants                139,850           349                                                                349
Net loss                                                                                           (2,157)            (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                         176                                176
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      9,731,620         5,904           396                82          (3,733)             2,649
Net loss                                  -             -             -                 -          (2,359)            (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -             -             -               (98)              -                (98)
Exercise of options                  15,000            37             -                 -               -                 37
Stock based compensation                  -             -            10                 -               -                 10
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      9,746,620         5,941           406               (16)         (6,092)               239
Net loss                                  -             -             -                 -          (3,440)            (3,440)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -             -             -                90               -                 90
Issue of shares                   3,240,850           842             -                 -               -                842
Stock based compensation                                          2,329                                                2,329
Exercise of options                 760,000           380             -                 -               -                380
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001         13,747,470       $ 7,163       $ 2,735          $     74         $(9,532)         $     440
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                        Cumulative
                                                      from date of         Six months        Six months
                                                      inception to              ended             ended
                                                       to June 30,           June 30,          June 30,
                                                              2001               2001              2000
--------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net loss                                                  (10,556)            (3,440)             (936)
 Items not affecting cash
   Depreciation and amortization                               253                 46                50
   Stock based compensation                                  2,707              2,329                10
 Changes in non-cash working capital
   (Increase) decrease in other receivable                    (159)               (29)               84
   (Increase) decrease in prepaids and deposits                (87)               (11)              (27)
   Increase (decrease) in accounts payable                     281                 91                27
   Increase (decrease) in accrued liabilities                  289                (40)               36
   (Increase) decrease in other assets                         (84)               (84)                -
 -------------------------------------------------------------------------------------------------------
                                                            (7,357)            (1,138)             (756)
 INVESTING ACTIVITY
   Additions to property, plant and equipment                 (581)                (1)             (101)
 -------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                        23                 23                 -
   Increase (decrease) in long-term debt                        (0)                 -                (3)
   Increase (decrease) in due to shareholder                   109                105                 6
  Advances received from external parties                      296                 (0)                -
  Cash acquired on business combination                      4,718                  -                 -
  Advances from subsidiary                                     581                  -                 -
  Issue of capital stock                                     1,668              1,222                37
  Issuance of atypical shares                                1,025                  -                 -
 -------------------------------------------------------------------------------------------------------
                                                             8,420              1,350                40
 (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                            482                211              (817)

 EFFECT OF FOREIGN EXCHANGE MOVEMENT                            11                 99              (103)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           -                183             2,283
--------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               493                493             1,363
--------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
--------------------------------------------------------------------------------

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

     In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of approximately $750,000. The subscribers to the private placement were non-U.S. persons outside the United States of America.

     The Company has used the proceeds to fund  research and  development  of iQ
     Battery's technology, expansion of the Company's marketing and sales activities and general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan.

     In the year 2000, the Company has signed agreements to jointly develop its applications with large corporations such as DaimlerChrysler. Such alliances involve the utilisation of certain aspects of the Company's technology. The
iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
--------------------------------------------------------------------------------

2.   CONTINUING OPERATIONS (Continued)

     ability of the Company to succeed in these alliances is also dependent upon the Company's ability to obtain additional financing. Management believes that the Company will be able to obtain the necessary financing.

     As of June 30, 2001, the Company's current financial condition requires the infusion of such capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


3.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

     In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.


4.   SHARE CAPITAL

     Authorized
          An unlimited number of common shares

     Issued and outstanding

                                                                              Number of
                                                                          Common shares               Amount ($ 000)
                                                                -----------------------       ----------------------
       Balance, January 1, 1998 (iQ Power)                                     787,896                           493
       Private placement, issued cash                                         1,483,874                          927
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1998                                            2,271,770                         1,420

       Shares issued for cash                                                 2,200,000                        5,500
       Issue costs                                                                    -                         (653)
       -------------------------------------------------------------------------------------------------------------
       Balance, June 17, 1999                                                 4,471,770                        6,267
       Adjustment for
       reverse acquisition on June 17, 1999                                           -                       (6,207)
       -------------------------------------------------------------------------------------------------------------
                                                                              4,471,770                           60

       Issued to effect the reverse acqisition                                5,120,000                        5,495
       Warrants exercised during the year                                       139,850                          349
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1999                                             9,731,620                        5,904

       Options exercised during the year                                         15,000                           37
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 2000                                             9,746,620                        5,941

       Private placement, issued for cash                                     3,000,000                          750
       Other shares issued                                                      240,850                           92
       Options exercised during the year                                        760,000                          380
       -------------------------------------------------------------------------------------------------------------
       Balance, June 30, 2001                                                13,747,470                        7,163

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     On April 10, 2000, the Company's board of directors declared a 2.5 to 1 reverse stock split of the Company's common stock. In addition, the authorized shares of common stock issued and outstanding were decreased from 24,366,550 to 9,746,620 shares. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts, and stock plan data have been adjusted to reflect the reverse split.

     (a)  Agent's Warrants

          As a part of the issuance of 2,200,000 common shares, the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. In 1999, 139,850 warrants were exercised for proceeds of approximately $350,000. In May 2001 the remaining 80,150 warrants were cancelled.

     (b)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. Options granted under the Stock Option Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 3,448,000 common shares for issuance under the Stock Option Plan. Thereof 1,415,000 options were granted in June 2001. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of incentive stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

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

          The Company grants stock options both under the Stock Option Plan and by way of individual grants outside of the Stock Option Plan.

          Under the Stock Option Plan the following options have been granted and remain outstanding at June 30, 2001.

          Number of Options        Exercise price            Expiration date
          -----------------        --------------            ---------------
                    450,000              $   0.50           December 1, 2008
                     64,000              $   0.50              June 28, 2009
                    160,000              $   0.50               July 7, 2009
                    115,000              $   0.50           October 15, 2009
                    243,500              $   0.50              June 12, 2010
                     10,000              $   0.50              July 28, 2010
                    148,000              $   0.50           January 16, 2011
                  1,415,000              $   1.37              June 27, 2011
                  ---------
                  2,605,500
iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
--------------------------------------------------------------------------------

4.   SHARE CAPITAL (Continued)

          The following options have been granted to non-employees and remain outstanding at June 30, 2001 outside of the Stock Option Plan:

         Number of Options            Exercise price            Expiration date
         -----------------            --------------            ---------------
                    40,000                  $   0.50              June 12, 2002

          As of June 30, 2001, 775,000 shares have been issued on the exercise of stock options granted under and outside the Stock Option Plan (thereof 60,000 shares outside the plan). Of the total shares issued, 760,000 shares were issued during the current year (all in the second quarter) and 15,000 shares were issued in 2000. No options were exercised under the Stock Option Plan in 1999.

          As of June 30, 2001, 470,500 options were cancelled by the Board of Directors granted under and outside of the Stock Option Plan.

          SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the years ended December 31, 2000 and 1999, the Company issued options to individuals other than employees and directors which under SFAS No. 123 are recognized as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS No. 123.

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the Plan. Subsequent to that date, on January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the Plan. Due to the changes, all options granted under the Plan will be accounted for using variable plan accounting under APB 25. Therefore, as of June 30, 2001, the fair value of the Company's stock exceeded the adjusted exercise price, thus resulting in the recognition of compensation expense. At the end of the second quarter, $2,329,275 of compensation expense was recognized in the financial statements.

     (c)  Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

     (d)  iQ share capital

          The registered capital of iQ Battery is DM 100,000, which is fully paid.

          All equity securities were acquired by iQ Power as part of the business combination.

     (e)  Issuance of shares due to private placement

          In May, 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to EH&P, a non-U.S. person outside the United States, in connection with the offering consisting of 120,000 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued to EH&P pursuant to an exemption from registration available under Regulation S of the Securities Act.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     (f) On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of June 30, 2001, the Company had issued Magdalena 20,850 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended June 30, 2001 of $18,000 (three months ended June 30, 2000 - $Nil) were paid to a company with a common director.

     (b) The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and are secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures are convertible into common shares of the Company, at the rate of US$0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction. On May 24, 2001, the lender opted to convert CDN$77,365 ($50,000) of the convertible debenture into 100,000 common shares of the Company.

     (c) iQBattery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and directors of iQ Battery. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive DM 400,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.


6.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment. All of the Company's significant physical assets are located in Germany.

iQ POWER TECHNOLOGY INC.
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
--------------------------------------------------------------------------------

7.   SUBSEQUENT EVENT

     Subsequent to June 30, 2001, the Company has negotiated and has approved a term sheet for a private placement of common shares of the Company for approximate financing proceeds to the Company of $1,000,000. The final terms of the private placement are subject to negotiations and entering into a definitive agreement among the parties. The negotiations and the definitive agreement are anticipated to be finalized during August 2001. The prospective investor is a non-U.S. person outside the United States and the private placement is intended to comply with Regulation S. The Company has agreed to pay a 10% finder's fee in connection with the private placement, payable in common shares of the Company.

     In July 2001, the Company instituted an Incentive Plan reserving 1,500,000 shares for issue to officers, directors, employees of our company and our subsidiaries and other persons, including consultants as an incentive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (collectively, referred to as "we," "us," "our," iQ Power" and/or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history; lengthy development and sales cycles related to the commercialization of battery technologies; the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries; competition in the battery industry and competing battery technologies; risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or that may render its technologies obsolete; dependence on selected vertical markets within the automotive and battery manufacturing industries; general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers; the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. You are cautioned against placing undue reliance on forward looking statements.

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

     The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company does not anticipate that it will generate revenues until the second half of 2001, as it expects to begin marketing and selling its Generation I iQ Battery product beginning in the second half of 2001. The Company anticipates it may generate additional revenues from service agreements with battery manufacturers and licensing agreements during the second half of 2001 or 2002, although the Company currently has no service or licensing agreements in place. There can be no assurance that the Company will generate any material revenues during 2001 or 2002 from the sale of batteries or from service or license arrangements. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

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


The Company's Results of Operations for the Three Months Ended June 30, 2001 compared to the Three Months Ended June 30, 2000

     The Company recorded no revenues in either the three month period ended June 30, 2001 or the three month period ended June 30, 2000.

     The Company incurred a net loss of $2,878,000 for the three month period ended June 30, 2001, compared to a net loss of $561,000 for the comparable period in 2000. Total expenses rose from $601,000 for the three month period ended June 30, 2000 to $2,830,000 for the same period in 2001. The main factor contributing to the expense increase was an increase in non-cash stock based compensation expense recorded by the Company, which rose from $5,000 in the second quarter of 2000 to $2,329,000 for the same period in 2001. The non-cash stock based compensation for the quarter ended June 30, 2001, included $1,303,000 due to variable accounting treatment for fully vested options which remained outstanding and an increase in the price of the Company's common stock in the second quarter of 2001. The Company's common stock is traded in the United States on the Over The Counter Bulletin Board market.

     The operating expenses for the three month period ended June 30, 2001 were $477,000 compared to $596,000 for the comparable period in 2001, a decrease of $119,000 or 20.0%.

     Research and development expenses decreased by $98,000 to $239,000 for the three month period ended June 30, 2001 from $337,000 for the comparable period in 2000. This decrease reflects the Company's completion of the initial development of the Company's battery technology in 2000, and research and development efforts during the first half of 2001 to finalize the development of the pre-series production of the Generation I battery technology. R&D personnel expenses decreased for the three month period ended June 30, 2001 to $150,000 compared to $162,000 during the same period in 2000; laboratory expenses decreased for the three month period ended June 30, 2001 to $56,000 from $87,000 during the same period in 2000; R&D office expenses declined to $21,000 for the three month period ended June 30, 2001 compared to $46,000 during the same quarter in 2000; no R&D Consulting services expenses were incurred in the second quarter of 2001 compared to $6,000 for the same quarter in 2000; and professional fees were reduced to $12,000 for the second quarter 2001 from $36,000 for the comparable quarter in 2000. During the fiscal quarter ended June 30, 2001, the Company's research and development were conducted primarily by its employees.

     During the three month period ended June 30, 2001, expenses related to marketing and general and administrative decreased by $21,000 to $238,000 compared to $259,000 in the same period in 2000. Personnel expenses for the three month period ended June 30, 2001 increased to $41,000 from $33,000 for the three months ended June 30, 2000. Professional fees increased to $53,000 for the second quarter 2001 from $43,000 for the same quarter of the prior year. Expenses for investor relations increased to $76,000 from $47,000 for the second quarters 2001 and 2000, respectively. Expenses for marketing activities for the three month period ended June 30, 2001 were $1,000, compared to $39,000 in the same period in 2001, which included costs related to the launch of a new web site in 2000. Other changes in the Company's general and administrative expenses from the three month period ended June 30, 2001 compared to the same period ended June 30, 2000, included slightly increased office expenses ($18,000 in 2001, compared to $16,000 in 2000); decreased consulting services ($25,000 in 2001, compared to $29,000 in 2000); and decreased other expenses ($4,000 in 2001, compared to $21,000 in 2000).

     Loss per Share: The Company experienced a basic and diluted loss per share of $0.26 for the three month period ended June 30, 2001, compared to a basic and diluted loss per share of $0.06 for the three month period ended June 30, 2000.

     The Company anticipates that expenditures related to marketing and general and administration will increase during the year ending December 31, 2001, as it conducts marketing efforts to introduce our Generation I iQ Battery, including costs related to building product awareness and increased efforts to enter into service and licensing arrangements to commercialize our Generation I iQ Battery and our related energy management technologies.


The Company's Results of Operations for the Six Months Ended June 30, 2001 compared to the Six Months Ended June 30, 2000

     The Company recorded no revenues in either the six month period ended June 30, 2001 or the six month period ended June 30, 2000.

     The Company incurred a net loss of $3,440,000 for the six month period ended June 30, 2001, compared to a net loss of $936,000 for the comparable period in 2000. Total expenses increased to $3,350,000 during the six month period ended June 30, 2001 compared with $1,063,000 for the same period in 2000. The main factor contributing to the expense increase was an increase in non-cash stock based compensation expense recorded by the Company, which rose from $10,000 during the first six months of 2000 to $2,329,000 for the same period in 2001. The non-cash stock based compensation for the six month period ended June 30, 2001, included $1,303,000 due to variable accounting treatment for fully vested options which remained outstanding and an increase in the price of our common stock in the second quarter of 2001.

     Total operating expenses decreased by $56,000 to $997,000 during the six month period ended June 30, 2001 from $1,053,000 during the same period in 2000. Research and development expenses in total decreased to $521,000 in the six month period ended June 30, 2001 from $631,000 in the comparable period in 2000, as the Company concentrated on finalizing the development of the pre-series production of the Generation I iQ Battery technology. R&D Personnel costs increased to $327,000 for the six month period ended June, 2001 from $279,000 in the comparable period in 2000, a $48,000 (17.2%) increase. This increase was primarily due to newly hired personnel added to our payroll in April of 2000. Laboratory expenses decreased for the six month period ended June 30, 2001 to $135,000 from $169,000 during the same period in 2000. R&D office expenses declined to $32,000 for the six month period ended June 30, 2001, compared to $115,000 during the same quarter in 2000. R&D Consulting services expenses decreased to $1,000 for the six month period ended March 31, 2001, compared to $21,000 for the same quarter in 2000. This decrease is primarily attributed to our focus on later stage research and development efforts. We anticipate that expenditures related to research and development will remain consistent with our expenditures during the first two quarters of 2001 for the balance of 2001.

     The expenses related to marketing and general and administration increased $54,000 to $476,000 for the six month period ended June, 2001, compared to $422,000 for the comparable period in 2000. For the comparable six month periods ended June 30 for the years 2001 and 2000, the personnel expenses were $82,000 and $68,000, respectively, a $14,000 (20.6%) increase due to the hiring of additional personnel. During the six month period ended June 30, 2001, office expenses increased to $36,000 due to newly rented office space, compared to $24,000 in the same period in 2000. Professional fees increased to $122,000 during the six month period ended June 30, 2001, from $76,000 during the same period during 2000, due primarily to auditing fees and legal expenses related to the Company's Securities and Exchange Commission filings. Expenses on increased investor relations increased to $117,000 in the first two quarters of 2001 from $68,000 for the comparable period in 2000. Other changes in our operating expenses from the six month period ended June 30, 2001 compared to the same period during June 30, 2000, included increased consulting services ($55,000 in 2001, compared to $46,000 in 2000); decreased marketing activities ($11,000 in 2001, compared to $40,000 in 2000); decreased travel ($9,000 in 2001, compared to $20,000 in 2000); and decreased other expenses ($6,000 in 2001, compared to $31,000 in 2000). We anticipate that expenditures related to our marketing and general and administration expenses will increase during the year ending December 31, 2001. We anticipate this increase will be on account of our increased marketing efforts to introduce our Generation I iQ Battery. We also expect to increase our efforts to enter into service and licensing arrangements to commercialize our Generation I iQ Battery and our related energy management technologies.

     Loss per Share: The Company experienced a basic and diluted loss per share of $0.35 for the six month period ended June 30, 2001, compared to a basic and diluted loss per share of $0.10 for the six month period ended June 30, 2000.

     We anticipate that losses will increase marginally, as we expect to begin generating revenues from the commercial sale of our Generation I iQ Battery in the last half of 2001 or the beginning of 2002. Our Generation I iQ Battery is being manufactured by a third-party manufacturer for limited sales in Europe during this period. There can be no assurance that our efforts to commercialize our Generation I iQ Battery will be successful or that we will not experience delays in introducing our battery to the market.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of June 30, 2001, the Company had cash and cash equivalents of $493,000, and working capital of $142,000. From inception to June 30, 2001, the Company had raised approximately $8.1 million (net of issuance costs) from the sale of securities, excluding the issuance of 4,000,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

     In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. The Company paid a finder's fee of 120,000 common shares in connection with the offering. The subscribers to the private placement were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

     Subsequent to June 30, 2001, the Company has negotiated and has approved a term sheet for a private placement of common shares of the Company for approximate financing proceeds to the Company of $1,000,000. The final terms of the private placement are subject to negotiations and entering into a definitive agreement among the parties. The negotiations and the definitive agreement are anticipated to be finalized during August 2001. The prospective investor is a non-U.S. person outside the United States and the private placement is intended to comply with Regulation S. The Company has agreed to pay a 10% finder's fee in connection with the private placement, payable in common shares of the Company. As of August 10, 2001, the Company has not yet closed any portion of this investment or received any funds from the prospective investor.

     The Company anticipates that the proceeds of the proposed private placements will be sufficient to meet its on-going short term and long term obligations during 2001 and to fund its plan of operation through December 31, 2001. See "Plan of Operation."

     The Company plans to finance its capital needs principally from the proceeds of the private placement, cash flow from operations, if any, the net proceeds of their securities offerings and interest thereon and, to the extent available, lines of credit. There can be no assurance that the Company will successfully complete the private placement as planned. If the Company cannot complete the private placement, the Company's business and results of operations could be materially adversely affected.

Obligations and Commitments

     iQ Germany is obligated to pay to Horst Dieter Braun, iQ Germany's founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of and only to the extent of the gross profits of iQ Germany.

     During the year ended December 31, 2000, the Company entered into a consulting agreement, dated August 12, 2000, with Richard Singer under which the parties agreed that Mr. Singer would serve as a strategic advisor to the Company for an initial term of 24 months. The Company agreed to pay Mr. Singer a consulting fee of $2,000 per full working day in which services are provided to the Company. Mr. Singer will work an average of one full working day per week during the term of the agreement. The Company also agreed to grant Mr. Singer options exercisable to acquire 25,000 common shares at $1.50 per share, vesting 50% immediately on the date of the agreement and 50% on the first anniversary of such date. The Company also agreed to pay Mr. Singer a finder's fee for any financing agreement entered into by the Company as a result of Mr. Singer's efforts equal to: 6% on contracts in excess of $1,000,000; 4% on contracts between $1,000,001 to $4,000,000; 3% on contracts between $4,000,001 to
10,000,000 and 2% on contracts in excess of $10,000,001. In November 2000, the Company and Mr. Singer agreed that the consulting agreement would be suspended pending the Company's ability to obtain additional financing and subject to renegotiation of certain the terms of the agreement.

     On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena Finance Corp. ("Magdalena"). Under the terms of the agreement, Magdalena agreed to provide the Company with certain investor relations services in Europe for a term of one year, beginning May 1, 2001. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of August 13, 2001, the Company has issued Magdalena 41,700 common shares under the agreement.

     On May 5, 2001, the Company entered into a Finders Fee Agreement with EH&P Investments AG. ("EH&P"). Under the terms of the agreement, the Company agreed to pay EH&P a finder's fee of $30,000 in connection with arranging a private placement of the Company's common stock. The finder's fee was paid by issuing EH&P 120,000 common shares of the Company.

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

Plan of Operation

     The Company has undertaken and is pursuing the following initiatives:

     o Since November 2000, the Company was awarded certification in accordance with the international standards organization (ISO) and Verein Deutscher Automobilzulieferer (VDA), the Association of German automotive suppliers. ISO and VDA certifications are generally required for battery suppliers. No governmental or regulatory approvals are required for the development of battery technologies.

     o The Company has been able to complete the development of the Generation I iQ intelligent battery and is currently organizing the initial production run. The Company contracted with suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs.

     o The Company developed the SEM smart energy management(TM) application together with DaimlerChrysler, which was displayed in the international Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. In this program, iQ will be responsible for development and delivery of the complete electrical energy storage and supply system.

     o Since July 2000, the Company has been preparing the formation of an alliance in the automotive industry, the DC-BUS Alliance. Supported by BMW, the purpose of this alliance is to standardize the powerline communication technology that was originally developed by YAMAR Electronics Israel, a strategic partner of the Company. In December, 2000, the founding members accepted the proposed structure and publicly announced the formation of the alliance. Peter E. Braun, the Company's Chief Executive Officer, was appointed to coordinate the management and administration of the Alliance.

     o Since the first quarter of 2000, the Company has been invited to present its technology in several international conferences and to submit several technical papers. The Company has entered into negotiations with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and licensing of the Company's products and/or its technology.

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

The Company anticipates that it will spend approximately $1,000,000 on research and development during the fiscal year ending December 31, 2001.

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

The Company anticipates that it will expend approximately $150,000 on capital raising efforts during 2001.

Personnel

     The Company anticipates no significant changes in the number of Company employees during the fiscal year 2001 and for the next twelve calendar months. Similarly, the Company does not anticipate making purchases or sales of significant physical facilities or manufacturing equipment for the next twelve months.

Administrative and General Operating Budget

     The Company estimates that its general administrative and operating budget will be approximately $450,000 during the year ending December 31, 2001.

     The Company anticipates that its total operating budget for 2001 will be approximately $1,750,000. The financing agreed upon in July 2001 satisfies the Company's additional working capital requirements of approximately $750,000 to $1,000,000 through December 31, 2001. The Company may need more financing if it experiences delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. The Company cannot assure you that it will be able to obtain additional financing on favorable terms or on a timely basis.

     If the Company is unable to raise additional financing on acceptable terms, the Company may be required to take some or all of the following steps:

     o    reduce expenditures on research and development;

     o    reduce sales and marketing expenditures;

     o    reduce  general  and  administrative   expenses  through  lay-offs  or
          consolidation of its operations;

     o suspend its participation in pilot programs that are not economically profitable;

     o    sell assets, including licenses to its technologies;

     o    suspend its operations until sufficient financing is available; or

     o    sell or wind up and liquidate its business.

Any of these actions may affect the Company's ability to offer competitive products or compete in the market. The Company's inability to offer a competitive product or to effectively compete will affect its ability to continue as a going concern.

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

PART II -  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     As of June 30, 2001, there is no material litigation pending against us or iQ Germany.

     On August 4, 2000, a civil lawsuit was filed by Gerhard Trenz against iQ Power and iQ Battery in the Labor Court of Munich (Case No. 3 Ca 10364/00). Mr. Trenz was dismissed as Chief Financial Officer of IQ Power in July, 2000. He filed a lawsuit claiming wrongful termination and seeks an order to continue his employment until August 2001. On December 21, 2000, the Labor Court of Munich allowed an action to be brought against us. We made an appeal to a superior court. Subsequent to June 30, 2001, iQ Power and iQ Battery entered into a settlement agreement with Mr. Trenz.

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

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          a)   Authorization of Company Preferred Stock.

     At the annual general meeting of shareholders held June 28, 2001, all of the shares present at the meeting ratified, confirmed, approved and adopted a resolution that the Articles of the Company be amended to create a class of an unlimited number of preferred shares, without par value, issuable in one or more series, on those terms set forth in the Management Proxy Circular sent to Company shareholders consistent with the Canada Business Corporations Act. The shareholders also authorized the Directors of the Company to forego, delay the implementation of, or revoke the special resolution.

          b)   Sales of Unregistered Securities.

     In May, 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to EH&P, a non-U.S. person outside the United States, in connection with the offering consisting of 120,000 common shares at the deemed value of $30,000. The shares were issued to EH&P pursuant to an exemption from registration available under Regulation S of the Securities Act.

     On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows:
20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of August 13, 2001, the Company has issued Magdalena 41,700 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

     Subsequent to June 30, 2001, the Company has negotiated and has approved a term sheet for a private placement of common shares of the Company for approximate financing proceeds to the Company of $1,000,000. The final terms of the private placement are subject to negotiations and entering into a definitive agreement among the parties. The negotiations and the definitive agreement are anticipated to be finalized during August 2001. The prospective investor is a non-U.S. person outside the United States and the private placement is intended to comply with Regulation S. The Company has agreed to pay a 10% finder's fee in connection with the private placement, payable in common shares of the Company.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 annual general meeting of shareholders was held on June 28, 2001 in Vancouver, British Columbia pursuant to the Canada Business Corporations Act. A total of 4,819,445 common shares of the Company were represented in person or by proxy at the annual meeting, consisting of approximately 36% of the total number of common shares of the Company outstanding on June 4, 2001, the record date for the annual general meeting. At the annual general meeting, 18 shareholders were represented in person or by proxy.

     Ratification of Actions by Directors.

     At the annual general meeting, all of the shares present at the meeting ratified, confirmed, approved and adopted all of the acts, deeds, things done, and proceedings taken by the directors and officers of the Company since the last annual general meeting of shareholders held in fiscal year 2000.

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
            4,589,776              128,805                       0                   0

     Approval of Designation of Preferred Stock.

     At the annual general meeting, all of the shares present at the meeting ratified, confirmed, approved and adopted a resolution that the Articles of the Company be amended to create a class of an unlimited number of preferred shares, without par value, issuable in one or more series, on those terms set forth in the Management Proxy Circular sent to Company shareholders consistent with the Canada Business Corporations Act. The shareholders also authorized the Directors of the Company to forego, delay the implementation of, or revoke the special resolution.

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
          4,406,498                 258,805                      0                53,280

     Approval of Name Change.

     At the annual general meeting, all of the shares present at the meeting ratified, confirmed, approved and adopted a resolution that the Articles of the Company be amended to change the name of the Company to 30099458 Canada Inc., or such other name as approved by the Directors.

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
            4,588,581              130,000                       0                   0

     Amendment of 1998 Stock Option Plan.

     At the annual general meeting, the shareholders approved an amendment related to the Company's 1998 Stock Option Plan to increase the number of shares issuable under the plan. Under the amendment to the Stock Option Plan, the Company is authorized to grant stock options pursuant and subject to the terms and conditions of the Amended 2000 Plan entitling the option holders to purchase up to 3,448,000 common shares of the Company.

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
            4,406,496               182,085                      0               130,000

     Approval of 2001 Stock Incentive Plan.

     At the annual general meeting, the shareholders approved the Company's 2001 Incentive Plan. Under the terms of the 2001 Incentive Plan, the Company is authorized to issue up to 1,500,000 common shares to qualified employees, officers and directors of the Company at a nominal consideration of $0.01 per share. The shares sold and issued under the 2001 Incentive Plan shall be forfeited to the Company if the Company shall not have generated cumulative net profits from inception of $1,000,000 or more, calculated in accordance with United States generally accepted accounting principles, prior to December 31, 2006. The forfeiture provisions expire in the event (i) the Company is involved in a corporate merger, consolidation, acquisition of property or shares, separation, reorganization or liquidation to which the Company or a parent or subsidiary corporation of the Company is a party, or (ii) any other event with substantially the same effect occurs. Termination of the Plan shall not affect the forfeitability of shares issued under the 2001 Incentive Plan.

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
           4,589,776               128,805                       0                   0

     Approval of Director Remuneration Proposal.

     At the annual general meeting, all of the shares present at the meeting ratified, confirmed, approved and adopted the Director Remuneration Proposal set forth in the Management Proxy Circular for the annual general meeting. The proposal essentially provides for an annual payment to the Directors of $2500 and an honorarium of $250 for each Director for each board meeting attended by such Director.

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
            4,459,776                 0                          0               258,805

     Appointment of Auditors.

     At the annual general meeting, the shareholders ratified the appointment of Deloitte & Touche, Chartered Accountants as the Company's auditors for the fiscal year ending December 31, 2001 and approved the authorization of the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

          Votes Cast          Votes Cast Against
              For                                         Votes Withheld        Abstentions       Not Voted
         ---------------      ------------------          --------------        -----------       ---------
           4,589,776                  0                      128,805                0

     Election of Directors.

     At the annual general meeting, all of the current Directors of the Company, were elected to serve as Directors until the 2002 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election held at the annual meeting for Directors:

                                  Votes Cast      Votes Cast   Votes Withheld
  Nominee                        For Nominee       Against                       Abstentions      Not Voted
-----------------------------  --------------- --------------  --------------- --------------  --------------
       Peter E. Braun               4,718,581         0                0              0

    Dr. Gunther C. Bauer            4,589,776         0          128,805              0

       Russel French                4,718,581         0                0              0

         Hans Ambos                 4,718,581         0                0              0

     Gregory A. Sasges              4,718,581         0                0              0

        John Lawson                 4,718,581         0                0              0


     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Exhibit
     Number         Description
     ------         -----------
     2.1(1)         Certificate  of  Incorporation  dated December 20, 1994, for
                    3099458 Canada Inc.

     2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

     2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

    6.41(4) Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology Inc. and Letter of Amendment dated July 31, 2000

    6.43(4) Consulting Agreement dated August 12, 2000, between iQ Power Technology and Richard J. Singer

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

    6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.46(4) Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

    6.47(4) Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

    6.48(4) General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.49(4) Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

    6.50(5)         Amendment  No. 3 to iQ Power  Technology  1998 Stock  Option
                    Plan

    6.51(5)         iQ Power Technology 2001 Incentive Plan

    6.52 Finder's Fee Agreement by and between iQ Power and EH&P Investments AG dated May 5, 2001

    6.53 European Investor Relations Agreement by and between iQ Power Technology Inc.and Magdalena Finance Corp. dated May 7, 2001

    7.1(1)          List of Material Foreign Patents

   99.1             Management Information Circular dated May 31, 2001
---------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).

(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).

(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999. (4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.

(4) Previously filed as an exhibit to the registrant's registration statement on Form S-8 on July 25, 2001 (File No. 333-65848).

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      IQ POWER TECHNOLOGY INC.


Date: August 20, 2001                 By:    /s/ Peter E. Braun
                                             -----------------------------------
                                      Name:  Peter E. Braun
                                      Title: President
                                             (Principal Executive, Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX

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

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

    6.41(4) Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology Inc. and Letter of Amendment dated July 31, 2000

    6.43(4) Consulting Agreement dated August 12, 2000, between iQ Power Technology and Richard J. Singer

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

    6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.46(4) Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

    6.47(4) Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

    6.48(4) General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.49(4) Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

    6.50(5)         Amendment  No. 3 to iQ Power  Technology  1998 Stock  Option
                    Plan

    6.51(5)         iQ Power Technology 2001 Incentive Plan

    6.52 Finder's Fee Agreement by and between iQ Power and EH&P Investments AG dated May 5, 2001

    6.53 European Investor Relations Agreement by and between iQ Power Technology Inc.and Magdalena Finance Corp. dated May 7, 2001

    7.1(1)          List of Material Foreign Patents

   99.1             Management Information Circular dated May 31, 2001
---------------------

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).

(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).

(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999. (4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.

(4) Previously filed as an exhibit to the registrant's registration statement on Form S-8 on July 25, 2001 (File No. 333-65848).