Form 10-Q
period 2001-09-30
IQ POWER TECHNOLOGY INC
filed 2001-11-14
CIK 1072667

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

     For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For    the     transition     period    from     ___________________   to
     ______________________.

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         The number of outstanding common shares, without par value, of the registrant at September 30, 2001 was 14,494,186.

Transitional Small Business Disclosure Format (check one): Yes ____ ; No _X_

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                For the quarterly period ended September 30, 2001


                                                                                              Page

Part I - Financial Information

         ITEM 1.    Financial Statements

              iQ Power Technology Inc.

              Unaudited Consolidated Balance Sheet............................................1

              Unaudited Consolidated Statement of Loss and Comprehensive Loss.................2

              Unaudited Consolidated Statement of Shareholders' Equity (Deficit)..............3

              Unaudited Consolidated Statement of Cash Flow...................................4

              Notes to the Unaudited Consolidated Financial Statements........................5

         Item 2.    Management's Discussion..................................................12

Part II - Other Information

         Item 1.    Legal Proceedings........................................................19

         Item 2.    Changes in Securities and use of Proceeds................................19

         Item 3.    Defaults Upon Senior Securities..........................................19

         Item 4.    Submission of Matters to a Vote of Security Holders......................19

         Item 5.    Other Information........................................................20

         Item 6.    Exhibits and Reports on Form 8-K.........................................21

         Signatures..........................................................................25


Part I - Financial Information

         Item 1.  Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)

================================================================================================

                                                                   September 30,     December 31,
                                                                           2001             2000
------------------------------------------------------------------------------------------------
ASSETS
    Current Assets
      Cash and cash equivalents                                        362                183
      Receivable from original shareholders                             70                 54
      Other receivables                                                122                138
      Prepaids and deposits                                             50                 76
      Other current assets                                              85                  -
    --------------------------------------------------------------------------------------------
    Total current assets                                               689                451

    Non-current Assets
      Equipment, net                                                   344                374
    --------------------------------------------------------------------------------------------
    Total non-current assets                                           344                374

TOTAL ASSETS                                                         1,033                825
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
    LIABILITIES
      Current liabilities
        Accounts payable                                               341                191
        Loans payable due to shareholder                               120                 66
        Accrued payroll and employees benefits                          32                 66
        Accrued liabilities                                            204                263
      ------------------------------------------------------------------------------------------
      Total current liabilities                                        697                586
    --------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                  697                586

    SHAREHOLDERS' EQUITY
      Authorized:
        An unlimited number of common shares of no par value
      Issued and outstanding:
        9,746,620 common shares at December 31, 2000
        14,494,186 common shares at September 30, 2001               7,646              5,941
      Capital surplus/Additional paid-in                             2,033                406
      Accumulated other comprehensive (loss) income                    (21)               (16)
      Accumulated deficit, during development stage
        (after loss allocation to silent partners)                  (9,322)            (6,092)
    --------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                         336                239

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           1,033                825
------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/ (Loss) (Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)

===================================================================================================================================

                                                   Cumulative from
                                                 date of inception           Three months ended              Nine months ended
                                                   to September 30,                September 30,                 September 30,
                                                            2001              2001          2000            2001            2000
-------------------------------------------------------------------   -----------------------------    ----------------------------
   Sales and other revenue                                   182               -             -                 -              -
-------------------------------------------------------------------   -----------------------------    ----------------------------
   EXPENSES
     Research and development expenses
       Personnel                                           2,334               115           163             442            443
       Laboratory                                          1,178                80            61             215            229
       Office                                                512                14            43              46            158
       Consulting services                                   600                 0            10               1             31
       Professional fees                                     800                11            12              37             59
     --------------------------------------------------------------   -----------------------------    ----------------------------
     Total Research & Development expenses                 5,424               220           289             741            920

     Marketing and general & administrative expenses
       Personnel                                             556                40            63             123            132
       Financing                                             279                 5            12               6             18
       Office                                                208                30            30              67             61
       Consulting services                                   396                16            72              71            119
       Professional fees                                     492                64            22             186             97
       Management fees                                       162                18            18              54             54
       Marketing activities                                  175                48            67              59            109
       Investor relations                                    464               113            32             230             99
       Research memberships                                  100                 -            50               -             50
       Travel                                                256                37            10              46             30
       Other                                                 177                11            23              16             53
     --------------------------------------------------------------   -----------------------------    ----------------------------
     Total Marketing and G&A expenses                      3,265               382           399             858            822

     Total operating expenses                              8,689               602           688           1,599          1,742

     Interest expense                                        165                 8             -              32              -
     Stock based compensation                              2,005              (702)            -           1,627             10
     --------------------------------------------------------------   -----------------------------    ----------------------------
   TOTAL EXPENSES                                         10,860               (92)          688           3,258          1,752

     Interest and other income                              (138)               (1)          (13)             (2)           (70)
     (Gain)/loss on foreign exchange                        (193)             (115)          (40)            (25)          (112)

   INCOME/(LOSS) BEFORE INCOME TAX                       (10,347)              208          (635)         (3,231)        (1,570)

     Income tax                                                -                 -             -               -              -

   NET INCOME/(LOSS)                                     (10,347)              208          (635)         (3,231)        (1,570)
-------------------------------------------------------------------   -----------------------------    ----------------------------
     Other comprehensive income (loss)
       Accumulated other comprehensive
       income (loss)                                         (21)              (95)          (74)             (5)          (171)

   COMPREHENSIVE INCOME/(LOSS)                           (10,368)              113          (709)         (3,236)        (1,741)
-------------------------------------------------------------------   -----------------------------    ----------------------------

   Basic and diluted earnings/(loss) per share             (1.55)             0.01         (0.07)          (0.28)         (0.16)

   Basic and diluted weighted average
     number of shares outstanding                      6,659,439        14,062,329     9,746,620      11,573,402      9,746,620
-------------------------------------------------------------------   -----------------------------    ----------------------------



          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)

==================================================================================================================
                                                                        Accumulated                        Total
                                      Common shares     Additional            Other                 Shareholders'
                                 -------------------       Paid-In    Comprehensive   Accumulated         Equity
                                    Shares   Amount        Capital    Income (Loss)       Deficit       (Deficit)
                                 ---------- -------- --------------------- ---------- -----------   ---------------
Balance at December 31, 1991           40   $    60    $         -     $       -       $      (1)       $      59
Issue of shares                                                                                                 -
Net loss                                                                                      (9)              (9)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992           40        60              -             -             (10)              50
Issue of shares                                                                                                 -
Net loss                                                                                      (7)              (7)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           40        60              -             -             (17)              43
Issue of shares                                                                                                -
Net loss                                                                                    (193)            (193)
Allocation of loss to
  atypical shares                                                                             37               37
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           40        60              -             -            (173)            (113)
Issue of shares                                                                                                 -
Net loss                                                                                    (341)            (341)
Allocation of loss to
  atypical shares                                                                            379              379
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           40        60              -             -            (135)             (75)
Issue of shares                                                                                                 -
Net loss                                                                                    (496)            (496)
Allocation of loss to
  atypical shares                                                                            139              139
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           40        60              -             -            (492)            (432)
Issue of shares                                                                                                 -
Net loss                                                                                    (597)            (597)
Allocation of loss to
  atypical shares                                                                            312              312
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           40        60              -             -            (777)            (717)
Issue of shares                                                                                                 -
Net loss                                                                                  (1,027)          (1,027)
Allocation of loss to
  atypical shares                                                                            228              228
Other comprehensive (loss) -                                                                                    -
  foreign currency translation
  adjustments                                                                                (94)             (94)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           40        60              -           (94)         (1,576)          (1,610)
Reorganization of capital on
  reverse acquisition           5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.               4,471,770     5,495                                                         5,495
Stock based compensation                                       396                                            396
Exercise of warrants              139,850       349                                                           349
Net loss                                                                                   (2,157)         (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                176                              176
-------------------------------------------------------------------------------------------------------------------
Balance at December 31,        19,731,620     5,904            396            82           (3,733)          2,649
Net loss                                -         -              -             -           (2,359)         (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                           -         -              -           (98)               -             (98)
Exercise of options                15,000        37              -             -                -              37
Stock based compensation                -         -             10             -                -              10
-------------------------------------------------------------------------------------------------------------------
Balance at December 31,        29,746,620     5,941            406           (16)          (6,092)            239
Net loss                                -         -              -             -           (3,231)         (3,231)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                           -         -              -            (5)                -             (5)
Issue of shares                 3,770,066     1,216              -             -                 -          1,216
Stock based compensation                                     1,627                                          1,627
Exercise of options               977,500       489              -             -                 -            489
-------------------------------------------------------------------------------------------------------------------
Balance at September 30,       14,494,186    $7,646        $ 2,033         $ (21)         $ (9,323)      $    336
-------------------------------------------------------------------------------------------------------------------

              See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States dollars; all amounts in thousands data)
(Unaudited)
===========================================================================================================
                                                           Cumulative
                                                         from date of        Nine months       Nine months
                                                         inception to              ended             ended
                                                     to September 30,      September 30,     September 30,
                                                                 2001               2001              2000
-----------------------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net loss                                                  (10,347)            (3,231)           (1,570)
    Items not affecting cash
      Depreciation and amortization                               274                 68                63
      Stock based compensation                                  2,005              1,627                10
    Changes in non-cash working capital
      (Increase) decrease in other receivable                    (132)                (3)               85
      (Increase) decrease in prepaids and deposits                (50)                26               (34)
      Increase (decrease) in accounts payable                     342                152               (26)
      Increase (decrease) in accrued liabilities                  243                (85)               86
      (Increase) decrease in other assets                         (84)               (83)                -
    -------------------------------------------------------------------------------------------------------
                                                               (7,749)            (1,529)           (1,386)
    INVESTING ACTIVITY
      Additions to property, plant and equipment                 (627)               (47)             (124)
    -------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
      Increase (decrease) in long-term debt                         -                  -                (1)
      Increase (decrease) in due to shareholder                    58                 54                 -
     Advances received from external parties                      296                 (0)               (2)
     Cash acquired on business combination                      4,718                  0                 -
     Advances from subsidiary                                     581                  -                 -
     Issue of capital stock                                     2,151              1,705                37
     Issuance of atypical shares                                1,025                  -                 -
    -------------------------------------------------------------------------------------------------------
                                                                8,829              1,759                34

    (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                            453                183            (1,476)

    EFFECT OF FOREIGN EXCHANGE MOVEMENT                           (91)                (4)             (171)

    CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                           -                183             2,283

-----------------------------------------------------------------------------------------------------------

    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                               362                362               636

-----------------------------------------------------------------------------------------------------------

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



2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of September 30, 2001, the Company has a negative working capital position (see Note 8. Subsequent Event for further information). The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds $750,000. In September 2001, an additional private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. The subscribers to the private placements were non-U.S. persons outside the United States of America.

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

     As of September 30, 2001, the Company's current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.



3.   RECENT PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued two new statements, SFAS No.141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Using the pooling of interest method will be prohibited. SFAS No.142 changes the accounting for goodwill and intangibles assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard. The Company currently does not have any goodwill or other intangible assets on its books as of September 30, 2001 and will adopt SFAS No. 142 as of January 1, 2002. Management believes that the adoption of this Statement will have no effect on its financial statements.



4.   BASIS OF PRESENTATION

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

5.     SHARE CAPITAL

       Authorized
           An unlimited number of common shares
       Issued and outstanding

                                                                Number of
                                                            Common shares                Amount ($ 000)
                                                         ------------------          ------------------

       Balance, January 1, 1998 (iQ Power)                         787,896                          493
       Private placement, issued cash                            1,483,874                          927
       -------------------------------------------------------------------------------------------------
       Balance, December 31, 1998                                2,271,770                        1,420

       Shares issued for cash                                    2,200,000                        5,500
       Issue costs                                                       -                         (653)
       -------------------------------------------------------------------------------------------------
       Balance, June 17, 1999                                    4,471,770                        6,267
       Adjustment for
       reverse acquisition on June 17, 1999                              -                       (6,207)
       -------------------------------------------------------------------------------------------------
                                                                 4,471,770                           60

       Issued to effect the reverse acqisition                   5,120,000                        5,495
       Warrants exercised during the year                          139,850                          349
       -------------------------------------------------------------------------------------------------
       Balance, December 31, 1999                                9,731,620                        5,904

       Options exercised during the year                            15,000                           37
       -------------------------------------------------------------------------------------------------
       Balance, December 31, 2000                                9,746,620                        5,941

       Private placement, issued for cash                        3,333,333                        1,000
       Other shares issued                                         436,733                          216
       Options exercised during the year                           977,500                          489
       -------------------------------------------------------------------------------------------------
       Balance, September 30, 2001                              14,494,186                        7,646




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

5.   SHARE CAPITAL (Continued)

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

          Under the Stock Option Plan the following options have been granted and remain outstanding at September 30, 2001.

          Number of Options          Exercise price           Expiration date

                   300,000                $   0.50           December 1, 2008
                    54,000                $   0.50              June 28, 2009
                   160,000                $   0.50               July 7, 2009
                   115,000                $   0.50           October 15, 2009
                   186,000                $   0.50              June 12, 2010
                   148,000                $   0.50           January 16, 2011
                 1,415,000                $   1.37              June 27, 2011
                 ---------
                 2,378,000


          The following options have been granted to non-employees outside of the Stock Option Plan and remain outstanding at September 30, 2001:

            Number of Options         Exercise price           Expiration date

                       40,000               $   0.50             June 12, 2002


          As of September 30, 2001, 992,500 shares have been issued on the exercise of stock options granted under and outside the Stock Option Plan (thereof 60,000 shares outside the plan). Of the total shares issued, 977,500 shares were issued during the current year and 15,000 shares were issued in 2000. No options were exercised under the Stock Option Plan in 1999.

          As of September 30, 2001, 480,500 options were cancelled by the Board of Directors granted under and outside of the Stock Option Plan.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)
--------------------------------------------------------------------------------

5.     SHARE CAPITAL (Continued)

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. Due to the changes, all options granted under the plan will be accounted for using variable plan accounting under APB 25. Therefore, as of September 30, 2001, the fair value of the Company's stock exceeded the adjusted exercise price, thus resulting in the recognition of compensation expense. Applying APB 25 resulted in a reduction of compensation expense by $701,800 in the third quarter of 2001. This was mainly due to the change of the stock price which reduced the compensation expense for the options outstanding. For the nine months period ending on September 30, 2001, $1,627,475 of compensation expense was recognized in the financial statements.

          In July 2001, the Company instituted an Incentive Plan reserving 1,500,000 shares for issue to officers, directors, employees of the company and its subsidiary and other persons, including consultants as an incentive. No incentive shares have been granted under this plan as of September 30, 2001.

     (c)  Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

          For the three month period ended September 30, 2001, 292,000 dilutive shares were added to the basic shares for the calculation of the diluted earnings per share. No change in the earnings/(loss) per share amount resulted.

     (d)  iQ share capital

          The registered capital of iQ Battery is DM 100,000, which is fully paid.

          All equity securities were acquired by iQ Power as part of the business combination.

     (e)  Issuance of shares due to private placements

          In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to EH&P Investment AG, a non-U.S. person outside the United States, in connection with the offering consisting of 120,000 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued to EH&P pursuant to an exemption from registration available under Regulation S of the Securities Act.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)
--------------------------------------------------------------------------------

     5.   SHARE CAPITAL (Continued)

          In September 2001, the Company completed a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000. The subscriber to the private placement was a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to a non-U.S. person outside the United States, in connection with the offering consisting of 33,333 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

          (f)  Issuance of shares due to consulting agreements

          On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of September 30, 2001, the Company had issued Magdalena 83,400 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

          On July 1, 2001, the Company entered into a German Public Relations Consulting Agreement with Holtermann & Team GmbH (H&T), a non-U.S. person outside the United States. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 ($6,822) per month for such services. Of the consulting fee, EUR 5,000 is due monthly while the remaining EUR 2,500 is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis. The first issuance will take place in October, 2001. The agreement has an initial term of 12 months.



     6.   RELATED PARTY TRANSACTIONS

          Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended September 30, 2001 of $18,000 (three months ended September, 2000 - $18,000) were paid to a company with a common director.

     (b) The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000 ($198,000), at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and are secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures are convertible into common shares of the Company, at the rate of US$0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
(Expressed in United States dollars)
--------------------------------------------------------------------------------


    6.   RELATED PARTY TRANSACTIONS (Continued)

          proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction. On May 24, 2001, the lender opted to convert CDN$77,365 ($50,000) of the convertible debenture into 100,000 common shares of the Company. On August 29, 2001, the lendor converted an additional CDN$77,015 ($50,000) into common stock.

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


     7.   SEGMENT DISCLOSURES

          The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's significant physical assets are located in Germany.


     8.   SUBSEQUENT EVENT

          Subsequent to the quarter ended September 30, 2001, the Company raised an additional $713,541 in equity capital through the private placement of 1,019,344 units of the Company at US$0.70 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. The Company paid a finder's fee of 80,434 common shares in connection with the offering. The securities were issued subject to resale restrictions.

          The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (collectively, referred to as "we," "us," "our," iQ Power" and/or "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history; lengthy development and sales cycles related to the commercialization of battery technologies; the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries; competition in the battery industry and competing battery technologies;  risks  related  to  the  development  of  the  Company's  battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete; dependence on selected vertical markets within the automotive and battery manufacturing industries; general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers; the Company's ability to protect its intellectual property rights;and the other risks and uncertainties described under "Business - Risk Factors" in
Part I of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. You are cautioned against placing undue reliance on forward looking statements.

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

     iQ Battery Research & Development GmbH ("iQ Germany") was formed in 1991 to research and evaluate methods of maximizing lead-acid battery performance. The Company was formed to acquire iQ Germany and to license the technology developed by iQ Germany to others or to market products based on such technology. Throughout this quarterly report the Company refers to the technology developed by iQ Germany as the "iQ technology."

     The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company does not anticipate that it will generate revenues until it begins marketing and selling its Generation I iQ Battery product which is expected to occur in 2002, assuming adequate financing is available. The Company anticipates it may generate additional revenues from service agreements with battery manufacturers and licensing agreements during 2002, although the Company currently has no service or licensing agreements in place. There can be no assurance that that sufficient financing will be available to successfully commercialize the Generation I iQ Battery or that the Company will generate any material revenues during 2002 from the sale of batteries or from service or license arrangements, if any. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

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

         Prior to June 18, 1999, the financial statements of the Company and iQ Germany were presented as separate and distinct, as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on June 18, 1999, when the Company raised in excess of $3,000,000 by equity financing. After June 17, 1999, all financial information is reported on a consolidated basis. Any financial information of the Company used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only. All amounts are set forth in U.S. dollars unless provided otherwise.

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

The Company's Results of Operations for the Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000

     The Company recorded no revenues in either the three-month period ended September 30, 2001 or the three-month period ended September 30, 2000.

     The Company had net income of $208,000 for the three-month period ended September 30, 2001, compared to a net loss of $635,000 for the comparable period in 2000. The Company realized income for the three-month period ended September 30, 2001 as a result of non-cash stock based compensation which was reduced by $702,000. Absent the gain from non-cash stock based compensation, the Company would have realized a net loss of $494,000. For the same period in 2000, no stock based compensation was realized.

     The operating expenses for the three-month period ended September 30, 2001 were $602,000 compared to $688,000 for the comparable period in 2001, a decrease of $86,000 or 12.5%.

     Research and development expenses decreased by $69,000 to $220,000 for the three-month period ended September 30, 2001 from $289,000 for the comparable period in 2000. This decrease reflects the Company's completion of the initial development of the Company's battery technology in 2000, and research and development efforts during 2001 to finalize the development of the pre-series production of the Generation I iQ Battery technology. R&D personnel expenses decreased for the three-month period ended September 30, 2001 to $115,000 compared to $163,000 during the same period in 2000; laboratory expenses increased for the three-month period ended September 30, 2001 to $80,000 from $61,000 during the same period in 2000; R&D office expenses declined to $14,000 for the three-month period ended September 30, 2001 compared to $43,000 during the same quarter in 2000; no R&D Consulting services expenses were incurred in the third quarter of 2001 compared to $10,000 for the same quarter in 2000; and professional fees were stable at $11,000 for the third quarter 2001 compared to $12,000 for the same period in 2000. During the fiscal quarter ended September 30, 2001, the Company's research and development were conducted primarily by its employees.

     During the three-month period ended September 30, 2001, expenses related to marketing and general and administrative costs decreased by $17,000 to $382,000, compared to $399,000 in the same period in 2000. Personnel expenses for the three-month period ended September 30, 2001 decreased to $40,000 from $63,000 for the same period 2000. Consulting services decreased $56,000 from $72,000 for the three-month period ended September 30, 2001 to $16,000 in the same period 2001. Expenses for marketing activities for the three-month period ended September 30, 2001 were $48,000, compared to $67,000 in the same period in 2000, which included costs related to the launch of a new web site in 2000. In the third quarter of 2001, the Company focused its marketing activities on the International Automotive Show (IAA) in Frankfurt, Germany. Professional fees increased to $64,000 for the third quarter 2001 from $22,000 for the same quarter of the prior year, due primarily to auditing fees and legal expenses related to the Company's Securities and Exchange Commission filings. Expenses for investor relations increased to $113,000 from $32,000 for the third quarters 2001 and 2000, respectively. Other changes in the Company's general and administrative expenses from the three-month period ended September 30, 2001 compared to the same period ended September 30, 2000, included lower financing expenses ($5,000 in 2001, compared to $12,000 in 2000), decreased expenses on memberships ($Nil in 2001, compared to $50,000 in 2000, and other expenses ($11,000 in 2001, compared to $23,000 in 2000).

     Earnings / Loss per Share: The Company realized a basic and diluted income per share of $0.01 for the three-month period ended September 30, 2001, compared to a basic and diluted loss per share of $0.07 for the three-month period ended September 30, 2000. The Company realized net income during the three-month period ended September 30, 2001 as a result of an adjustment to non-cash base compensation in the amount of $702,000. Absent the adjustment, the Company would have realized a net loss of $0.04 per share during the quarter ended September 30, 2001.

     The Company anticipates that expenditures related to marketing and general and administration will increase during the year ending December 31, 2001, as it conducts marketing efforts to introduce its Generation I iQ Battery, including cost related to building product awareness and increased efforts to enter into service and licensing arrangements to commercialize our Generation I iQ Battery and our related energy management technologies.

     The Company's Results of Operations for the Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000

     The Company recorded no revenues in either the nine month period ended September 30, 2001 or the nine month period ended September 30, 2000.

     The Company incurred a net loss of $3,231,000 for the nine month period ended September 30, 2001, compared to a net loss of $1,570,000 for the comparable period in 2000. Total expenses increased to $3,258,000 during the nine month period ended September 30, 2001 compared with $1,752,000 for the same period in 2000. The main factor contributing to the expense increase was an increase in non-cash stock based compensation expense recorded by the Company, which rose from $10,000 during the first nine months of 2000 to $1,627,000 for the same period in 2001. The non-cash stock based compensation for the nine month period ended September 30, 2001 included $456,000 in expense recognized due to variable accounting treatment for fully vested options which remained outstanding and an increase in the price of the Company's common stock in the course of 2001.

     Total operating expenses decreased by $143,000 to $1,599,000 during the nine month period ended September 30, 2001 from $1,742,000 during the same period in 2000. Research and development expenses in total decreased to $741,000 in the nine month period ended September 30, 2001 from $920,000 in the comparable period in 2000, as the Company concentrated on finalizing the development of the pre-series production of the Generation I - iQ Battery technology. R&D Personnel costs were kept at the same level for the nine month period ended September 30, 2001 ($442,000) and 2000 ($443,000). Laboratory expenses decreased for the nine month period ended September 30, 2001 to $215,000 from $229,000 during the same period in 2000. R&D office expenses declined to $46,000 for the nine month period ended September 30, 2001, compared to $158,000 during the same quarter in 2000. R&D Consulting services expenses decreased to $1,000 for the nine month period ended September 30, 2001, compared to $31,000 for the same quarter in 2000. R&D Professional fees declined to $37,000 for the first three quarters in 2001, compared to $59,000 in the same period of 2000. This decrease is primarily attributed to our focus on later stage research and development efforts. We anticipate that expenditures related to research and development will remain consistent with our expenditures during the first three quarters of 2001 for the balance of 2001.

     The expenses related to marketing and general and administration increased $36,000 to $858,000 for the nine month period ended September 30, 2001, compared to $822,000 for the comparable period in 2000. For the comparable nine month periods ended September 30 for the years 2001 and 2000 the personnel expenses were $123,000 and $132,000, respectively, a $9,000 decrease. During the nine month period ended September 30, 2001, office expenses increased to $67,000 due to newly rented office space, compared to $61,000 in the same period in 2000. Professional fees increased to $186,000 during the nine month period ended September 30, 2001, from $97,000 during the same period during 2000, due primarily to auditing fees and legal expenses related to the Company's Securities and Exchange Commission filings. Investor relations expenses increased to $230,000 in the first three quarters of 2001 from $99,000 for the comparable period in 2000. Expenses for marketing activities for the nine months period ended September 30, 2001 were $59,000, compared to $109,000 in the same period in 2000, which included costs related to the launch of a new web site in 2000. Other changes in our operating expenses from the nine month period ended September 30, 2001 compared to the same period during September 30, 2000, included lower financing expenses ($6,000 in 2001, compared to $18,000 in 2000); decreased consulting services ($71,000 in 2001, $119,000 in 2000); decreased expenses on memberships ($Nil in 2001, compared to $50,000 in 2000; increased travel ($46,000 in 2001, compared to $30,000 in 2000); and decreased other expenses ($16,000 in 2001, compared to $53,000 in 2000). We anticipate that the level of expenditures related to our marketing and general and administration expenses will increase during the fourth quarter ending December 31, 2001. We anticipate this increase will be on account of our increased marketing efforts to introduce our Generation I iQ Battery. We also expect to increase our efforts to enter into service and licensing arrangements to commercialize our Generation I iQ Battery and our related energy management technologies.

     Loss per Share: The Company experienced a basic and diluted loss per share of $0.28 for the nine month period ended September 30, 2001, compared to a basic and diluted loss per share of $0.16 for the nine month period ended September 30, 2000.

     We anticipate that losses will increase marginally, as we expect to begin generating revenues from the commercial sale of our Generation I iQ Battery in 2002, assuming adequate financing is available. Our Generation I iQ Battery is being manufactured by a third-party manufacturer for limited sales in Europe. There can be no assurance that our efforts to commercialize our Generation I iQ Battery will be successful or that we will not experience delays in introducing our battery to the market.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through sales of its equity securities. As of September 30, 2001, the Company had cash and cash equivalents of $362,000, and a working capital deficit of $8,000. From inception to September 30, 2001, the Company had raised approximately $8.4 million (net of issuance costs) from the sale of securities, excluding the issuance of 4,000,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

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

     In August 2001, the Company completed a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000. The Company paid a finder's fee of 33,333 common shares in connection with the offering. The subscriber to the private placement was a non-U.S. person outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

     Subsequent to the quarter ended September 30, 2001, the Company raised an additional $713,541 in equity capital through the private placement of 1,019,344 units of the Company at US$0.70 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. The Company paid a finder's fee of 80,434 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

     The Company anticipates that the proceeds of the private placements, if completed, will be sufficient to meet its on-going obligations during 2001 and to fund its plan of operation through December 31, 2001. See "Plan of Operation."

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

     On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena Finance Corp. ("Magdalena"). Under the terms of the agreement, Magdalena agreed to provide the Company with certain investor relations services in Europe for a term of one year, beginning May 1, 2001. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. On September 1, 2001, the Company and Magdalena entered into a supplement to the original agreement, under which the Company agreed to pay Magdalena a bonus of $70,000 and additional compensation of $25,000 per month for four months in consideration of additional services, including negotiating a letter of intent with Porsche to test the iQ technology and to coordinate the preparation and dissemination of not less than one in-depth research report to qualified institutional investors.

     On May 5, 2001, the Company entered into a Finders Fee Agreement with EH&P Investments AG. ("EH&P"). Under the terms of the agreement, the Company agreed to pay EH&P a finder's fee of $30,000 in connection with arranging a private placement of the Company's common stock. The finder's fee was paid by issuing EH&P 120,000 common shares of the Company.

     On June 30, 2001, the Company entered into an amendment to the credit facility dated December 13, 2000, by and between the Company and John Lawson. Under the terms of the amendment, the credit facility due date was extended from June 30, 2001 to December 31, 2001. As of September 30, 2001, Mr. Lawson has converted $100,000 of the principal balance into common shares of the Company at $0.50 per share.

     On July 1, 2001, the Company entered into a Financial Public Relations Consulting Agreement for Germany with Holtermann & Team GmbH ("H&T"). Under the terms of the agreement, H&T agreed to provide the Company with certain financial public relations services in Germany for a term of one year, beginning July 1, 2001. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 ($6,822) per month for such services. Of the consulting fee, EUR 5,000 ($4,548) is due monthly while the remaining EUR 2,500 ($2,274) is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis.

     On August 29, 2001, the Company entered into a Finders Fee Agreement with Mohamed Alizade. Under the terms of the agreement, the Company agreed to pay Alizade a finder's fee of $25,000 in connection with arranging a private placement of the Company's common stock. The finder's fee was paid by issuing Alizade 33,333 common shares of the Company.

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

     o The Company has been able to complete the development of the Generation I iQ intelligent battery and is currently attempting to organize the initial production run. The Company contracted with suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs.

     o The Company developed the SEM smart energy management(TM) application together with DaimlerChrysler, which was displayed in the International Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. If this program is implemented, iQ will be responsible for development and delivery of the complete electrical energy storage and supply system.

     o Since July 2000, the Company has been attempting to form an alliance in the automotive industry, the DC-BUS Alliance. Supported by BMW, the purpose of this alliance is to standardize the powerline communication technology that was originally developed by YAMAR Electronics Israel, a strategic partner of the Company. In December, 2000, the founding members accepted the proposed structure and publicly announced the formation of the Alliance. Peter E. Braun, the Company's Chief Executive Officer, was appointed to coordinate the management and administration of the Alliance.

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

     The Company's strategic plan and plan of operation for the remainder of 2001 is as follows:

Research and Development

     o    expand research and development efforts with existing personnel,

     o prepare for and start production of the Generation I iQ batteries that incorporate the iQ technology, and prepare for a pre-production and initial production of batteries that incorporate the iQ technology, and

     o    expand its third-party testing program.

The Company anticipates that it will spend approximately $1,000,000 on research and development during the fiscal year ending December 31, 2001.

Marketing

     o enter into development contracts with customers of the automotive industry and other industries to apply its technology to their individual demands with the goal of producing and supplying components for commercial applications in their products,

     o market the iQ technology and our software as part of its technology for state of charge (SOC) and state of health (SOH) status indications solutions for original equipment manufacturer batteries and/or First Tier battery suppliers. ` The Company anticipates that it will spend approximately $150,000 on marketing and sales during the fiscal year ending December 31, 2001.

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

Administrative and General Operating Budget

     The Company estimates that its general administrative and operating budget will be approximately $650,000 during the year ending December 31, 2001.

     The Company anticipates that its total operating budget for 2001 will be approximately $2,000,000. The financing agreed upon in October 2001 is expected to satisfy the Company's additional working capital requirements of approximately $500,000 through December 31, 2001. The Company may need more financing if it experiences delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. The Company cannot assure you that it will be able to obtain additional financing on favorable terms or on a timely basis.

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

Political and Economic Uncertainties

     The Company's business and its ability to raise additional financing may be adversely affected by political and economic risks and uncertainties. The general economic slow down in the United States and Europe may reduce demand for automobiles and automotive products. The events of September 11, 2001 and the political uncertainty in the Middle East may negatively affect the capital markets and the Company's ability to raise capital on acceptable terms. There can be no assurance that the Company will be able to raise sufficient financing to successfully commercialize the iQ Battery or that there will be sufficient demand for the iQ Battery.

Part II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

          As of September 30, 2001, there is no material litigation pending against us or iQ Germany.

          On August 4, 2000, a civil lawsuit was filed by Gerhard Trenz against iQ Power and iQ Battery in the Labor Court of Munich (Case No. 3 Ca 10364/00). Mr. Trenz was dismissed as Chief Financial Officer of IQ Power in July, 2000. He filed a lawsuit claiming wrongful termination and seeks an order to continue his employment until August 2001. On December 21, 2000, the Labor Court of Munich allowed an action to be brought against us. We made an appeal to a superior court. In August, 2001, iQ Power and iQ Battery entered into a settlement agreement with Mr. Trenz.

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

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Sales of Unregistered Securities.

          During the quarter ended September 30, 2001, the Company issued a total of 62,550 common shares to Magdalena Finance Corp., a non-U.S. Person outside the United States, in consideration for services provided under the terms of a European Investor Relations Consulting Agreement. See "Management's Discussion and Analysis of Financial Results- Obligations and Commitments." Subsequent to September 30, 2001, the Company issued an additional 41,700 common shares to Magdalena under the terms of the agreement. The shares were issued in reliance upon exemption from registration available under Regulation S promulgated under Securities Act.

          On July 1, 2001, the Company entered into a Financial Public Relations Consulting Agreement for Germany with Holtermann & Team GmbH ("H&T"),a non-U.S. Person outside the United States. Under the terms of the agreement,H&T agreed to provide the Company with certain financial public relations services in Germany for a term of one year, beginning July 1, 2001. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 ($6,822) per month for such services. Of the consulting fee, EUR 5,000 ($4,548) is due monthly while the remaining EUR 2,500 ($2,274) is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis. On October 30, 2001, the Company issued 4,300 common shares to H&T in reliance upon an exemption from registration available under Regulation S as promulgated under the Securities Act of 1933.

          On August 29, 2001, the Company issued 100,000 common shares to John Lawson, a Director of the Company, pursuant to the conversion of convertible debentures in the principal amount of $50,000. The common shares were issued in reliance upon Regulation S of the Securities Act as promulgated by the Securities and Exchange Commission.

          In September 2001, the Company completed a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000. The subscriber to the private placement was a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to Mohamed Alizade, a non-U.S. person outside the United States, in connection with the offering consisting of 33,333 common shares at the deemed value of $25,000. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

          Subsequent to the quarter ended September 30, 2001, the Company raised an additional $713,541 in equity capital through the private placement of 1,019,344 units of the Company at US$0.70 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. The Company paid a finder's fee of 80,434 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Shareholders during the quarter ended September 30, 2001.

         ITEM 5.  OTHER INFORMATION

         None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.


  Exh. No.   Description

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

    6.7(1)   Employment Agreement dated August 31,1998 with Dr. Gunther C. Bauer

    6.8(1)   Employment Agreement dated August 31, 1998 with Peter E. Braun

    6.9(1)   Employment Agreement dated September 1, 1998 with Gerhard K. Trenz

    6.10(1) Form of Confidentiality Agreement between iQ Power Technology Inc. and certain Officers of the Company

    6.11(1) Lease Agreement by and between iQ Battery Research and Development GmbH and Spima Spitzenmanufaktur GmbH dated December 9, 1997 (Translated to English)

    6.12(1) Commercial Lease Agreement by and between iQ Battery Research and Development GmbH and Josef Landthaler, GmbH dated May 9, 1996, as amended (Translated to English)

    6.13(1)  Form of iQ Germany Confidentiality Agreement(Translated to English)

    6.14(1) Form of iQ Germany Employee Confidentiality and Nondisclosure Agreement (Translated to English)

    6.15(1) Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft(Translated to English)

    6.16(1) Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)

  Exh. No.   Description

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

   Exh. No.  Description

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

    6.44(4) Convertible Debenture dated December 27, 2000, among iQ Power Technology Inc.,John Lawson,and iQ Battery Research and Development GmbH

    6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

    6.46(4)  Commitment   Letter  dated  December  13,  2000,  among  iQ  Power
             Technology Inc.,John Lawson,and iQ Battery Research and Development GmbH

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

    6.51(5)  iQ Power Technology 2001 Incentive Plan

    6.52(6) Finder's Fee Agreement by and between iQ Power and EH&P Investments AG dated May 5, 2001

    6.53(6) European Investor Relations Agreement by and between iQ Power Technology Inc. and Magdalena Finance Corp. dated May 7, 2001

     6.54 European Investor Relations Agreement- Supplement #1 by and between iQ Power Technology Inc.and Magdalena Finance Corp. dated September 1, 2001.

     6.55 Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Holterman & Team GmbH dated July 1, 2001.

     6.56 Amendment to Terms of Non-Revolving Term Credit Facility Effective June 30, 2001 by and between iQ Power Technology Inc. and John Lawson.

     7.1(1) List of Material Foreign Patents


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

     (5) Previously filed as an exhibit to the registrant's registration statement on Form S-8 on July 25, 2001 (File No. 333-65848).

     (6) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IQ POWER TECHNOLOGY INC.



                                            By: /s/ Peter E. Braun
                                               ------------------------
Date: November 14, 2001                        Name: Peter E. Braun
                                              Title: President
                                                    (Principal Financial and
                                                     Accounting  Officer)