Form 10KSB
period 2001-12-31
IQ POWER TECHNOLOGY INC
filed 2002-04-01
CIK 1072667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

                                  Erlenhof Park
                              Inselkammer Strasse 4
                          D-82008 Unterhaching, Germany
                               + 49 89 614 483 10
                          (Address and telephone number
         of principal executive offices and principal place of business)


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

     Aggregate market value of the Registrant's Common Stock held by non-affiliates as of December 31, 2001 was approximately $10,211,512 and is based on the closing price of the Company's common shares as quoted on the NASD OTCBB of $0.85 for December 31, 2001.

     The number of shares of the Registrant's Common Stock outstanding as of December 31, 2001 was 15,952,124, and was 17,017,974 as of February 5, 2002.

     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                TABLE OF CONTENTS

Item 1:  Description of Business..............................................1

Item 2.  Description of Properties............................................21

Item 3.  Legal Proceedings....................................................21

Item 4.  Submission of Matters to a Vote of Shareholders......................21

Item 5.  Market for Common Equity and Related Stockholder Matters.............21

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................24

Item 7.  Financial Statements.................................................36

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure..................................36

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................36

Item 10. Executive Compensation...............................................39

Item 11. Security Ownership of Certain Beneficial Owners and Management.......44

Item 12. Certain Relationships and Related Transactions.......................46

Item 13. Exhibits and Reports on Form 8-K.....................................47

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter "iQ Germany" or "iQ Battery") (hereinafter collectively, referred to as "we," "us," "our," iQ Power" and "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in
Part I of this Annual Report on Form 10-KSB. Certain of the forward looking statements contained in this Annual Report are identified with cross references to this section and to specific risks identified under "Business - Risk Factors."

                                     Part I
Item 1:  Description of Business

                                   OUR COMPANY

We were incorporated on December 20, 1994 under the Canada Business Corporations Act as 3099458 Canada Inc. We changed our name to iQ Power Technology Inc. on May 9, 1997. Our principal executive offices are located at Erlenhof Park, Inselkammer Strasse 4, D-82008 Unterhaching, Germany, and our telephone number at that location is +49-89-614 483-10.

We maintain an administrative North American office at Suite 708-A, 1111 West Hastings Street, Vancouver, British Columbia, Canada V6E 2J3, and our telephone number at that location is (604) 669-3132.

iQ Germany was formed in 1991 to research and evaluate methods of maximizing lead-acid battery performance. We were formed to acquire iQ Germany and to license the technology developed by iQ Germany to others or to market products based on such technology. Throughout this Annual Report we refer to the technology developed by iQ Germany as our "technology", the "iQ technology" or our "iQ Battery technology."

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

                                    BUSINESS

Overview

We are engaged in the development and commercialization of electrical power sources and energy management technologies for the automotive industry and other industries, including the aerospace and defense industry. Our primary technology relates to a "smart" automotive starter battery, which combines several proprietary features. These features include:

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

Our iQ Battery technology platform can be applied across a diversified spectrum of industries and applications, ranging from automotive (including electric, hybrid and fuel cell powered vehicles) to stationary applications in telecommunications and standby power sources. Our designs have also been developed to be integrated into batteries designed for 42-volt electrical systems which are presently in development. The Company believes that the industry plans to introduce such 42-volt systems in their car designs towards the end of this decade, at least with respect to high-end automotive manufacturers. The Company believes that it will be able to adapt its battery products to this new 42-volt electrical system when and if such electrical systems receive market acceptance.

Other potential applications of the iQ technology relate to battery status indicators, energy management systems for modern powernet architectures in vehicles and digital DC line communication devices.

The initial market we intend to target is the starting, lighting and ignition battery market. We believe that this market is a mature and stable market composed of a limited number of aftermarket resellers and original equipment manufacturers (so-called "OEMs"). Over the last ten years, new competition and changes in the automotive industry have increased pressure on starting, lighting and ignition ("SLI") battery manufacturers to reduce costs and to improve the power and efficiency of the batteries they produce. In response to these conditions and to the increased market demand for smaller and lighter SLI batteries that produce adequate amounts of electrical power, we have developed the iQ technology, a battery technology that lowers the weight and increases the electrical output of SLI batteries.

We have produced prototype batteries based on the iQ technology which have been tested by several major automotive manufacturers, including Daimler-Benz, BMW and Audi. As a result of these tests and extensive internal testing, we believe that when compared to a conventional 12 volt automotive battery, a comparable iQ battery will:

     o    weigh 40% less;
     o    have six times the recharging capacity in cold conditions;
     o    require 40% less lead;
     o    have increased service life;
     o    have increased low-temperature starting capacity; and
     o be capable of providing information to the energy management system or the operator on the battery's state of charge ("SOC") and state of health ("SOH").

We intend to commercialize our first generation iQ battery in a pilot program. We have branded our first generation battery the "MagiQ" battery. For our pilot program, we intend to install the MagiQ battery in fleet vehicles operated by OEMs, Tier 1 suppliers and opinion leaders such as automobile clubs. We intend to market the MagiQ battery to automakers and other customer groups. We anticipate that we will eventually license the iQ technology to automobile suppliers and battery manufacturers or that we will enter into one or more strategic relationships with established battery manufacturers to produce and distribute our batteries.

SLI Industry Background

We believe that the SLI battery industry is a stable, mature industry that is composed of a limited number of aftermarket resellers and OEMs. In 2000, worldwide unit sales in the SLI battery market have been estimated at approximately 290 million units with an aggregate market value of US$9.7 billion. According to OICA, 58.3 million SLI batteries have been used worldwide in the original equipment car and truck manufacturing industry (with the most important markets being, Europe, the United States and Japan as follows: 20.3 million such batteries in use in Europe, 12.8 million such batteries in use in the United States, and 10.1 million such batters in use in Japan). About another 60 million units have been used in the original equipment supplier replacement market worldwide. According to industry organizations such as EUROBAT, in the year 2000 battery shipments for the replacement market in Europe amounted to about 47 million units, with a slightly bigger number of about 50 million units for this market in the US.

Over the past 30 years, the SLI battery industry has been known for a relatively low level of product innovation and it is generally conceded that the industry has been slow to respond to changes in automotive technology and performance requirements. However, new competition within the SLI battery industry and changes in the automotive manufacturing industry have placed increased pressure on SLI battery manufacturers to reduce costs and to increase the power and efficiency of the batteries they produce. In recent years, many automotive manufacturers have begun selling their component manufacturing divisions in an effort to streamline production. This has resulted in increased competition and lower overall prices for SLI batteries. At the same time, many automobile manufacturers, in an effort to reduce costs, have begun to apply strict conditions to their relationships with OEMs, such as requiring "just-in-time" delivery and "in house" assembly of components. Many automobile manufacturers have also adopted a policy of having at least two alternative sources of supply, thus requiring any developer of new battery technologies to persuade other suppliers to adopt similar technologies.

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

Recent advances in automobile technology and design have placed increasing demands on the electrical output generated by an automobile battery. European OEMs have been experimenting with new 36-volt batteries for the next generation of dual-battery automotive electrical systems. As the power requirements of automotive electronics continue to increase, automotive manufacturers are designing new vehicles that will require higher voltage electrical systems needing larger or multiple batteries. These new systems will generally require a 12-volt battery for lighting systems and other low power consumption accessories within the automobile and a 36-volt battery, which is needed for the next generation of combined starter motor/alternators and for high power-consumption accessories such as AC power and electrical heating and cooling systems. European OEMs plan to include high-voltage electrical systems in certain luxury models beginning no sooner than the 2005 model year, and North American OEMs are anticipated to make similar introductions not before model year 2007.

In addition to higher voltage systems, European manufacturers have recently began experimenting with so-called "smart batteries." A smart battery is a battery equipped with specialized hardware that provides both calculated present state and predicted future state information to its host under software control. A smart battery charger is a battery charger that periodically communicates with a smart battery and alters its charging characteristics in response to information provided by the smart battery. According to a report published by Donald Saxman, GB-202R-August

2000 Business Communications Company, Inc., demand for smart batteries is expected to reach 669 million units by 2005, with 980 million units in 2010 for automotive applications alone and 4.5 billion units for automotive, traction, stationary, electric vehicle and aerospace applications combined. Our iQ batteries are smart batteries, and our iQ technologies are designed to be integrated into a variety of smart battery applications.

We believe that increased competition in the SLI battery manufacturing industry along with increased demands for high-powered, lightweight, efficient SLI batteries that can be used in both traditional and alternative vehicle applications, will create opportunities to market our "smart battery" technology to aftermarket resellers and OEMs. We also believe that our smart battery technology can be used in a variety of applications and marketed to a number of market segments.

Battery and Energy Management Market Segment

The battery industry is considered mature, with demand closely related to the sales of either automobiles or various consumer products. Unlike many mature industries, battery demand is also determined by service life of a battery, and hence, replacement sales. In many applications, replacement sales are a driving force in market growth. We also believe that there are emerging opportunities in markets for electric vehicles, utility load leveling and remote power storage stations for batteries and a strong potential market for iQ battery-control technology. The application of iQ battery and our energy management technology is anticipated to be applied to the following market sectors:

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

Transportation

Transportation batteries are the single largest battery market and affect virtually every consumer on a daily basis. There is a tremendous incentive to improve automotive battery performance, a strong incentive to reduce automotive battery price and even an environmental incentive to eliminate the "lead" in lead-acid batteries altogether. Industry analysts predict that smart automotive batteries will be common within five years and that they will become standard on new vehicles within ten years. Moreover, the Company anticipates that there will be a growing market for higher voltage automotive batteries in the coming years. This development influences how automotive batteries are marketed and we believe provides the Company with an opportunity to position our products as more expensive, proprietary brands.

The starter battery sector is divided into two distinct product markets. The first is a market for the initial equipment of new vehicles (the so-called "OEM market") and the second is the battery replacement market, which comprises the supply of replacement batteries to the retail market. The distinction between the two product markets is not based on differences in the product itself or on the function of the product. Rather, the conditions of competition differ significantly in these two markets.

     Original Equipment

The OEM market consists of the sales of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles. We believe that the following represents the most important factors affecting the OEM:

     o    Vehicle design based: component weight and space restrictions.
     o The strength of the market for passenger cars, light trucks and sports utility vehicles.
     o Significant consolidation in the automotive industry (e.g., BMW/Mini, DaimlerChrysler, Ford/Volvo, GM/Saab/Fiat).
     o    Globalization of OEM procurement activities,  which pressure suppliers
          to  do   likewise   and   result  in  product   standardization   and
          lower prices.
     o Movement of several OEMs into the aftermarket business (i.e., Ford/Kwik Fit).
     o Batteries for the original equipment market have to correspond to the specifications required by the OEM including zero-defect reliability. Supply to the original equipment market is generally linked to research and development cooperation for new products that enable the suppliers to follow the latest technical developments in the market.
     o Vehicle electrical requirements: 42-volt vehicle systems will enable effective use of x-by-wire technologies, ride control systems and electromagnetic valve train.

     Replacement--Aftermarket

Aftermarket batteries are principally sold through retail automotive parts chains and mass merchandisers, car and truck dealers and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers and small retailers. Automotive-type transportation batteries are also used for commercial applications such as: trucks, farm-equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications. We believe that demand for conventional automotive replacement batteries is influenced by the following principal factors:

     o    Number of vehicles in use.
     o    Average battery life.
     o    Average age of vehicles and their condition.
     o Demand for automotive aftermarket batteries is significantly affected by the weather. Unusually cold winters or hot summers accelerate battery failure and increase demand.

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

     Motive Power - Traction, Marine and Aviation

The materials handling industry provides the single largest market for motive power (traction) batteries. Applications typically include forklifts, electric counter balance trucks, pedestrian pallet trucks, low-level order pickers, turret trucks and specialty access equipment. Other market segments requiring motive power products include; scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, electric road vehicles. Battery-powered boats are a small, but significant motive-battery market sub-sector. Battery-powered wheelchairs are another. A promising long-term traction battery-powered market is for Automatic Guided Vehicles (AGV's) -- unmanned material handling equipment integrated into automated factories. AGV's are also being designed for work outside of the factory or warehouse. Motive power batteries are designed to provide high power for long periods. Reduced weight is an important design requirement. A traditional golf cart battery weighs three times as much as an automotive battery, largely because of greater quantities of active (i.e., lead) material.

Standby Power - Stationary, UPS, Emergency and Remote Sensing

The capabilities of lead acid batteries, traditionally used for starting, lighting and ignition ("SLI"), are easily transferred to standby (also known as "stationary") applications and provide a reliable source for backup power. Standby batteries are used for back-up power applications to ensure a continuous power supply in case of a primary power failure or outage. In today's electronic and digital world, back-up power devices incorporating standby batteries are used in most electric power systems including: those used in telecommunications, computers, hospitals, airports, traffic control, elevators, security/alarm systems, electrical power plant systems and military equipment. The next largest segment of the standby market is uninterruptible power supplies ("UPS") that are used in computer installations, such as for banks, airlines and to back up servers for the Internet. Growth in this area has paralleled the growth in computer systems.

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

The growth in the battery demand for telecommunications has been especially fueled by the deployment in every country of multiple cellular and wireless mobile communication systems where each transmitting base station requires a set of standby batteries. Other telecommunications applications include central and local switching systems ("PABX"), satellite stations, optical fiber repeating boxes, cable TV boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system.

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

Development Battery Technology

     Electric Vehicle Battery Market

EV is a generic term for electric vehicles powered only by batteries ("EV's"), vehicles powered by batteries and at least one other energy source (Hybrid Electric Vehicles, or "HEV's"), and fuel cell-powered vehicles (so-called
"FCV's"). In fact, FCV's are likely also to require a supplementary power source, and so come within this report's definition of hybrids. Zero-emission vehicle ("ZEV") is the term adopted by California in its low emissions program, and for purposes of this Annual Report is synonymous with our use of the term "BEV." We believe that our iQ technology can extend the useful life of power sources now used in gasoline engines and provide a means of starting and monitoring remaining energy in electric or hybrid vehicles.

We believe that for the near term (approximately through 2005) the EV battery market will consist of lead-acid and nickel-metal hydride batteries, with a few other technologies perhaps coming to bear (i.e., lithium, metal-air, and redox battery technologies). In the longer term (from approximately 2005 through
2010), it is the Company's view
that lead-acid batteries will increasingly be replaced by nickel-metal hydride, and lithium EV batteries will become more and more common. Metal-air and redox batteries may also be widely commercialized if technical and price constraints are resolved.

     Fuel Cell Technology

Fuel cells are electro-chemical devices, similar to a battery in which hydrogen (either in the form of pure hydrogen gas or hydrogen extracted from a fuel that contains the element, e.g., methanol) and oxygen gas (typically from atmosphere) are combined to produce electricity, water and a modest amount of waste heat. Like a battery, the fuel cell has no moving parts (except for small fans and pumps to remove or recover waste heat). It also has near-zero emissions, except for water, and is presently designed to be ultra-quiet. These characteristics make the fuel cell a highly attractive power source of automobiles and other vehicles. Fuel cell power systems can be classified in two groups by type of application:

     o Those intended to replace the internal combustion engines and drive trains in automobiles, trucks and busses; and
     o Those intended to serve as an electrical power supply replacing the generator in future vehicle concepts.

Both application forms will not eliminate the necessity for batteries as integral part of the system. Their function will be starting the fuel cell, functioning as an energy buffer and maintaining certain constant voltage levels in the bordnet. Fuel cells will require an embedded voltage measurement and monitoring system in order to address two areas of major concern:

     o Safety features and critical system parameters to avoid damage to the vehicle and its passengers; and
     o Operational features to optimize the energy production and storage process.

We believe that our smart energy management ("SEM") technology platform can manage the compatibility and resources between the fuel cell power source and energy storage batteries. Moreover, our iQ technology is fundamentally "chemistry independent" in that our SEM technologies can be used or incorporated into a variety of developmental power and energy supply technologies.

Products and Technology

The iQ technology platform and battery design changes are not simply rearrangements of existing components. We believe that our proprietary designs and technology can be incorporated into alternative energy systems or as product bundles that encompass the following battery and battery-control products:

     o    Smart Battery Systems and Components;
     o    Automotive Power Control Products;
     o    Electric Vehicles Power Control Products;
     o    Battery Charger/Power Converter and Components;
     o    Traction, Marine and Aviation Power Control Products; and
     o    UPS, Stationary and Remote Power Control Products.

We intend to vigorously pursue the market for our products for use in these applications.

How Our iQ Technology Works

Over time, lead-acid batteries lose output capacity due to, among other things, temperature fluctuations and corrosion of internal lead plates. The iQ battery utilizes an insulated case, an internal microprocessor and a battery acid anti-stratification device to minimize the loss of output capacity. As a result, the iQ battery requires fewer lead plates than a conventional lead acid battery to deliver the required output capacity for a specific application.

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

In order to minimize the loss of performance caused by temperature extremes, we, in cooperation with BASF, Germany's largest chemical company, developed a double-walled battery case made from a polypropylene foam material called Neopolen(R), a thermoplastic particle foam. When a battery is placed inside the Neopolen case, it is protected against the extreme temperature fluctuations by the thermal insulation properties of the material.

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

The energy control system consists of a sensor and control system and an internal heating component. The sensor and control unit is designed to measure and record a variety of internal and external factors, including:

     o    outside temperature;
     o    changes in outside temperature;
     o    inside temperatures;
     o    changes in inside temperature;
     o    the revolutions per minute at which the engine was cranked;
     o    the time of travel and the RPMs during travel;
     o    voltage; and
     o    changes in voltage.

Using this information, the energy control system determines when the heating component must be activated and the amount of power that may be used to maintain optimum internal battery temperature without draining the battery to the point that damage occurs. We anticipate that in the future, automobiles will have real time electronic information displays linked to the vehicle's on-board computer system to provide the driver information relating to battery charge levels, electrical outputs, temperature and other information.

We have completed the production design of the integrated circuits necessary for the internal sensor and control unit.

     The Anti-Stratification Component

Acid stratification is a less well-known, but significant problem associated with lead-acid batteries. Lead-acid batteries utilize a mixture of sulfuric acid and distilled water. Because the density of water is less than that of sulfuric acid, over time gravity causes the acid and the water to separate. When this separation occurs, the battery is not able to produce or store electric power in the upper parts of the internal lead plates that are surrounded by acid of lower (or: too low) concentration. In addition, if pure sulfuric acid becomes concentrated in the lower parts of the battery, the highly corrosive effects of the acid tend to override the electrochemical process in the lower parts of the internal lead plates.

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

     The Communication Device

Until recently, data transmission in automobile electrical systems used separate data cable and connector systems. YAMAR Electronics has patented technology that permits information and data to be accumulated in the microprocessor and transmitted over DC lines. This technology has successfully been tested and evaluated by BMW, other OEMs and Tier 1 suppliers. As a result of that, our company has been asked to form a consortium consisting of automobile manufacturers and suppliers in order to standardize this technology. We are taking steps to initiate such a consortium with the potential participation of, among other manufacturers, BMW, AUDI, RENAULT, PSA and Infineon. Our role, as presently conceived, is to administer and manage this consortium, including receiving, budgeting and allocating funds provided by the members. We have entered into a collaborative agreement with YAMAR to develop solutions using their patented technologies in our iQ Battery exclusively for battery applications.

We believe that this technology can be developed into a solution that will permit information such as the state of charge ("SOC") and the state of health ("SOH") of a battery and other electrical systems to be transferred to the board computer or separate status indicators. We believe that the iQ technology solution is designed to avoid potential wiring and connector problems and reduce the costs related to wiring and connector installations.

We are closely collaborating with our strategic partner YAMAR Electronics to develop an ASIC solution using this patented technology. As of the filing date of this Annual Report we have managed to built working prototypes of this system.

Performance Specifications and Test Results - iQ Smart Battery - Our First Generation "MagiQ" battery

The outer dimensions of the current iQ battery, the "MagicQ" battery, are identical to a conventional 12 volt lead acid battery in order to facilitate ease of replacement in existing vehicles. In addition, the dimensions and shape of the MagiQ battery's terminals are identical to those of conventional batteries. This battery, however, loses charging capacity at a much lower rate than conventional batteries. As a result, the MagiQ battery, as currently developed, requires less amp output to deliver the same performance over time, and therefore because it requires fewer lead plates, weighs approximately 40% less than conventional batteries.

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

Car Power System Test

In the car power system test, the tested batteries were inserted into the power system of a standard automobile. A winter night drive was then simulated by placing the power system under load by adding additional power consumers, such as a heater, headlights, a stereo, power windows, etc. The electrical current output of the batteries was then measured under two different temperature conditions, at 20 degrees Celsius and at minus 20 degrees Celsius. The results indicate that at 20 degrees Celsius, the electrical current output of the iQ battery was 125% of a conventional battery. At minus 20 degrees Celsius, the electrical current output of the iQ battery was 420% of a conventional battery.

Battery Test

In the battery test, the tested batteries were charged and discharged multiple times at different temperature levels. The amount of time necessary to complete a full charging cycle (e.g., for the battery to fully charge after being fully discharged) was measured. The tests showed that the iQ battery's recharging times were substantially equivalent to conventional batteries in moderate to warm temperatures and over 40 hours less than the recharge time of a conventional battery in extreme cold conditions.

Climate Room Test

In the climate room test, the batteries were mounted in automobiles and placed in cold conditions (i.e., at minus 25 degrees Celsius). The car's engine was then cranked and the number of revolutions per minute was recorded. The higher the revolutions, the more starting power can be attributed to the tested battery. Based on the results of the climate room test, the iQ battery performed better than the conventional battery in cold starting conditions.

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

Quality Management and Control

All developments were carried out in accordance with the ISO 9000 standards. The certificates on ISO 9001 and VDA 6.2, the German automotive standard for suppliers, were awarded to our company in November, 2000. Obtaining this certificate was a major milestone for the Company as it is required to become a qualified supplier to the automotive industry.

In addition to the foregoing matters, in 1996, we completed independent, third party safety testing of the iQ battery in Germany, and in which all applicable safety specifications were met. (TUV Rheinland Product Safety GmbH, test report no. E-9613191E-01). We are not aware of any safety issues related to the iQ battery that are not also applicable to standard automotive batteries.

     iQ Smart Battery -- Second Generation Development

We anticipate that the second generation of our iQ Smart Battery will build upon the technologies developed for our MagiQ battery. We anticipate that the second-generation iQ Smart Battery will be capable of transmitting the internally computed data on a battery's state of charge and state of health to any on-board car computer using powerline communication and the DC-BUS technology. We anticipate that this communication technology will be incorporated into production automobiles over the next decade. Alternatively, we intend to develop the second generation iQ Smart Battery so that a simple plug-in-display would be able to portray a battery's state of charge and state of health to the driver or host system.

     36-volt Smart Battery

We believe that a major opportunity has developed for us in the automotive industry as the automotive industry has responded to market demand for more electronics. We believe that we are competing at a time when the automotive industry is attempting to provide energy within a vehicle for global positioning systems, higher-voltage headlights and computers. The industry is presently moving from a 14-volt to a 42-volt standard. The 14-volt generator and bordnet voltage is the current standard, i.e., the amount of voltage from the alternator needed to keep a 12-volt battery charged (while 42-volts would charge a 36-volt battery). It is anticipated that a 42-volt system will enable engineers to provide higher power with less current and consequently shrink wires to save cost and weight.

As automobile manufacturers add electrical components, the success of these innovations in the consumer marketplace will be dependent on consistent battery performance together with embedded digital communication capabilities. The challenge is to establish new standards for suppliers to build prototypes to a common specification. We are among the organizations fostering consensus through the Massachusetts Institute of Technology ("MIT") Industry Consortium on Advanced Automotive Electrical/Electronic Components and Systems. We are a charter member of this organization, which was founded by MIT in 1996 with 11 OEMs and component suppliers. This MIT industry consortium has now grown to include 44 companies located around the world.

Initial OEM production of 42-volt vehicles is scheduled not before the 2005 model year. We anticipated this requirement and have historically dedicated significant research activities to developing products to meet this demand. We designed a second generation 36-volt Smart Battery and battery-control system that we believe will enable automakers to easily transition to the more complex 14/42-volt vehicle architectures. We believe that our innovative approach integrates components to improve efficiency, fuel economy and reduce emissions while supporting increased vehicle content and features.

     Intelligent Automotive Power Train: X-by-Wire

DaimlerChrysler's Business Unit Powersystems and our Company has filed a joint research project application with the European Union--5th Framework Programxiv to develop energy management solutions for an intelligent power train. The project PEIT (Powertrain Equipped with Intelligent Technology) was launched during the third quarter. Our Company's responsibility is the complete electrical energy management, including work on the system architecture. Besides our Company, other participants in this project include - among others - : Knorr Bremse, Diehl Avionic Systeme and Continental AG. The goal of this program is a complete X-by-wire concept in which a vehicle can be safely controlled by digital signals. A concept of this nature requires an uninterrupted power supply and intelligent energy management between redundant battery systems. A key pre-requisite for X-by-wire is redundancy in safety-critical areas such as energy supply and data communication, for which we believe the iQ technology platform is ideally suited.

This combination of electronics and software provides an intelligent energy management system that optimizes battery characteristics and matches them with the driving and usage profile of the vehicle in question. We believe that the X-by-wire steering system offers the advantages of greater driving safety, since supporting systems (such as steering, braking and transmission functions) are optimally networked to improve handling in critical situations. We understand presently that it is the opinion of DaimlerChrysler that the introduction of the intelligent powertrain will decrease the number of traffic accidents attributable to driver error.

iQ Systems Integration

Our SEM technology is designed to combine the necessary supporting components for a turnkey solution that supports next-generation 42-volt onboard networks in tomorrow's cars, create new opportunities for alternative drives such as hybrid or zero-emission vehicles and industrial applications. We have developed two capstone products, namely the Smart Energy (SE) Manager and the Battery Energy
(BE) Manager that we believe will play an important role bridging the complex technology of next generation power systems.

     Battery Energy Manager(R)

The BE Manager is capable of managing intelligence between iQ batteries. Specifically, the BE Manager optimizes and allocates battery power reserves based on their individual status. As part of an energy management system, the BE Manager has the following tasks:

     o    Adjust for differing energy potentials between iQ batteries.

     o Transfer the SOC and SOH of each battery to the SE Manager or directly to an onboard computer or driver information system. This data transfer takes place over the DC-Bus or CAN-Bus interface.

     o    Intra-battery charging and balance control.

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

     Smart Battery Charger

We are developing and perfecting smart chargers, which are chargers that are equipped with micro-processing chips. To control charging, all battery chargers require some form of "intelligence" residing in the battery or the charger. We presently intend that the iQ micro-controller will enable development of a "Smart Charger." Such a charger, if developed, would determine the battery type and modify the charging routine as necessary. The battery pack would be able to provide this information using a keyed connector or a stored code that the charger can read. Either way, the charging routine could come to reside in the Company's software, and the installation of a new battery type would then require simply updating the software. Thus, the iQ technology-based battery charger will accommodate battery types that were unavailable when the charger is first introduced. We believe that committing charging procedures to software will also allows battery manufacturers to extend the life of their products via software upgrades.

Our Strategy

We believe that sustained growth can be achieved through industry collaboration and partnerships, which we believe will create value and build revenue. We believe we can accomplish this goal by pursuing association with companies that have complementary skills or assets to create additional value for shareholders and customers. We intend to extend our market reach by licensing our enabling technology platform thereby exploiting access to different customers, segments and geographic markets. We intend to promote effective industrial and scientific cooperation, networking and risk sharing.

Our first objective is to license the iQ technology to leading manufacturers of automotive batteries and to position us as a leading provider of battery and electric power technology to the automotive industry and other industries. Our strategy presently includes the following elements:

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

     o Marketing to other industries. We have been approached by the non-automotive transportation and the defense industries to develop batteries to solve problems that are similar to those faced by users of SLI batteries. We have sent proposals for development to these companies and have entered into contract negotiations. We anticipate we will develop and deliver prototype products to the companies for testing.

     o License the iQ technology and Develop Manufacturing Relationships. Once automakers and manufacturer demand has been developed, we intend to license the iQ technology to major automakers, Tier 1 suppliers and established third-party manufacturers of SLI batteries. We may also establish strategic relationships with manufacturers and suppliers of SLI batteries in order to produce commercial quantities of SLI batteries utilizing the iQ technology. We have also had discussions with suppliers regarding integrating the iQ Chip and software technology into their electronic equipment.

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

     Anglia Flex & Power Ltd. (former: AG Manufacturing Systems Ltd.)

We have entered into a Manufacturing Agreement with Anglia Flex & Power Ltd., a leading European manufacturer for electronic circuit boards, under which Anglia Flex & Power Ltd. has agreed to manufacture and deliver those boards including all components to be bought from our distributor in accordance with delivery dates and volume lists attached to the contract.

     EURODIS

We have entered into delivery agreement with Eurodis Electronics GmbH, a leading European distributor for electronic parts, under which Eurodis Electronics GmbH has agreed to purchase, stock and deliver the yearly production volumes of all electronic parts synchronous to the manufacturing process of the iQ electronic circuit board.

     Smartec Smart Technologies & Investment Ltd.

We have entered into a preliminary agreement with Smartec Ltd., a rapid growing Asian manufacturer for plastic materials. Under this agreement, Smartec Ltd. has agreed to manufacture the molds and deliver the plastic parts for the MagiQ battery. We intend to expand the scope of this alliance over time.

     E. Schnapp & Co. Works Ltd.

We have entered into a Development and Manufacturing Agreement with E. Schnapp & Co. Works Ltd., the leading Israeli manufacturer for SLI batteries, under which that company has agreed to manufacture iQ batteries. We anticipate that Schnapp will become a prime supplier of iQ batteries for the European market.

     YAMAR Electronics Ltd.

We entered into a Cooperation Agreement with YAMAR Electronics Ltd., an Israeli company based in Tel Aviv, that specializes in the development of communication technologies over the DC power lines. We are collaborating with YAMAR
Electronics Ltd. to develop an ASIC solution using patented YAMAR technology, which accumulates information and data in a microprocessor and transmits digital data over the DC lines to an board computer or a separate status indicator, improving the efficiency of electrical systems by reducing the number of wiring harnesses required for electrical systems. Under our agreement with YAMAR, we have the exclusive right to integrate the patented YAMAR technology into batteries and battery related applications.

Together with YAMAR, we founded the DC-BUS Alliance, an initiative to standardize the DC-BUS technology for the automotive industry. Besides our Company, founding members of this initiative are, amongst others, BMW, AUDI and Infineon.

     Massachusetts Institute of Technology (MIT)

We have participated in the MIT/Industry Consortium of Advanced Automotive Electrical/Electronic Components and Systems. Members of the consortium include automakers such as DaimlerChrysler, BMW, AUDI, Ford, General Motors and automobile suppliers such as Johnson Controls Inc, Delphi Automotive Systems, Bosch and others. The participants are working on future technologies for automobiles, including the 42 Volt power net.

Automakers

     DaimlerChrysler

We have provided prototypes of the iQ battery to DaimlerChrysler, which has successfully concluded in-the-car and out-of-the-car tests. During 2000, we participated in the International Auto Show for Trucks in Frankfurt, where we, together with DaimlerChrysler's Power Train Unit, presented the prototype of the "Intelligent Powertrain". Based on this project, we and other partners have been participating in a joint filing of a research project under the European

5th Framework program, under the lead of DaimlerChrysler. The so called project PEIT (Powertrain Equipped with Intelligent Technology) was launched during the third quarter of 2001.

     BMW

Together with YAMAR, we have provided prototypes of the DC powerline communication to BMW, which has successfully been testing the prototypes. BMW proposed us to be the manager and administrator of the DC-BUS Alliance; an initiative that we are forming in order to standardize the DC-BUS product for the automotive industry. We have also purchased and installed BMW battery test and electronic lab equipment in iQ Germany's laboratories in Chemnitz, Germany, for the purposes of conducting tests on the iQ battery prototypes. We are currently negotiating with BMW to install our MagiQ battery in BMW test cars.

To date, neither Daimler-Benz nor BMW have committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

Other Relationships

In addition to the above relationships, we have also had discussions, and in some cases, delivered prototypes of the iQ battery to Audi, Volkswagen, Ford, Opel, Volvo, Hyundai and Porsche for testing. We have been invited to present our technology to other car manufacturers, including Volvo, Renault, PSA, Peugeot-Citroen, and leading European Tier 1 and Tier 2 suppliers. We have received offers to test our first generation iQ battery by the majority of the abovementioned parties, as well as by automobile clubs and other customer groups. Some of them above parties initially approached us to enter into development agreements related to our iQ battery and energy management technologies. We currently do not have any contractual arrangements with these automakers other than confidentiality agreements and limited agreements for the testing of prototypes. No automaker has committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

In the non-automotive field, iQ has been awarded with the Technology Innovation Award by Aviation Week & Space Technology in October 2001.

In September of 2001, we presented our "MagiQ" battery design at the Frankfurt international autoshow IAA. We believe that our presentation generated positive responses from potential customers.

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

Research and Development

We are focusing our research and development efforts on improving the iQ technology and developing process technology required to manufacture the iQ battery. A key element of our strategy is to complete development of a battery that has undergone all relevant testing programs by German auto manufacturers and can be produced in commercial quantities. Over our most recent two fiscal years, we have spent a total of $2,217,000 on research and development including $1,207,000 in 2000 and $1,010,000 in 2001. We have and will continue to bear these costs directly. Over our most recent five fiscal years, we have spent an aggregate total of approximately $4,715,000 on research and development.

We believe that our highly-qualified engineering and scientific personnel provide us with a significant competitive advantage. iQ Germany currently employs 16 engineers and scientists in its Chemnitz plant on a full- and part-time basis, whose primary focus is research and development. iQ Germany's personnel have considerable experience with the development of SLI battery systems and applications. We believe that this combination of expertise has allowed, and will continue to allow, iQ Germany to design and develop battery technologies that can be implemented in a timely and cost-effective manner.

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

We believe that our primary competitors are existing suppliers of automotive and lead-acid batteries. Exide Corporation, Johnson Controls Inc., and Delphi are the primary suppliers of car batteries in North America, followed by East Penn Battery, PA and Douglas Battery, NC. Exide Corporation, GNB, VB Autobatterie GmbH, Hawker Batteries, Fiamm, Hoppecke (now part of the Johnson Controls Group), Yuasa, Autosil and Delco Remy are the primary suppliers of car batteries in Europe. All of these companies are very large and have substantial resources and market presence. Many are vertically integrated and produce the core components for their batteries from raw or recycled materials, reducing the unit cost of manufacturing. These companies have pursued and implemented aggressive production and manufacturing strategies which have led to substantial competitive advantages in the areas of production efficiencies and integrated distribution and inventory management systems. We expect that we will compete in targeted market segments on the basis of performance, reliability, ease of recycling and increased battery life. We cannot assure you that we will be able to compete successfully against these companies in any of the targeted market segments.

We may also develop products to compete in market segments including standby power, small batteries for engine starting and medical and electronics applications. We expect that our primary competition in the market for small lead acid batteries used in non-automotive applications include: Yuasa, Exide Corporation, Matsushita, Hawker, CSB Battery of America Corp., and GS Battery. These companies are large and have substantial resources and market presence. We cannot assure you that we will be able to compete successfully against traditional lead acid batteries in any of the targeted applications.

The market for batteries, and the evolution of battery technology, is very dynamic. Other companies are devoting significant resources to improving existing battery technologies and developing new battery technologies. We cannot assure you that we will be able to compete effectively in any of their targeted market segments.

Intellectual Property Rights

Our success is dependent on our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We, through iQ Germany, hold two United States patents related to our technology, both of which will expire in the year 2014. We also hold one European Patent within Germany, which will expire 2014. iQ Germany has also applied for patents related to the iQ technology in Germany and the European Union. We, through iQ Germany, have patents pending which we believe contain claims that will be recognized which cover certain battery temperature sensor and heating element design and configuration matters. We anticipate that these patents will issue shortly. We filed three additional patent applications in 1999 related to battery technologies that we developed, and two additional patent applications in 2000 related to battery technologies and energy management technologies. In 2001, we filed a patent application covering temperature management aspects for batteries. We have not yet been granted patents related to these applications and there can be no assurance that such patents will be granted.

As part of our confidentiality procedures, we generally enter into nondisclosure and confidentiality agreements with each of our key employees, consultants, distributors and corporate partners and limit access to and distribution of our technology, documentation and other proprietary information. In particular, we have entered into non-disclosure agreements with each of our key employees and strategic partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to iQ Germany of employee inventions. There can be no assurance that our efforts to protect our intellectual property rights will be successful. Despite our efforts to protect our intellectual property rights, unauthorized third parties, including competitors, may from time to time copy or reverse engineer portions of the iQ technology and use such information to create competitive products.

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

It is possible that the scope, validity and the enforceability of our intellectual property rights could be challenged by competitors or other parties. We are currently in the process of recording our interests in the iQ technology with relevant authorities in applicable jurisdictions. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on our intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

Our subsidiary, iQ Germany, has registered the trademark "iQ" in Germany. iQ Germany has applied for registration of its trademark in the United States, Canada and 10 European countries. We also filed a trademark application for "iQ" in Japan and India. The trademarks: "BEM Battery Energy Management" and "SEM Smart Energy Management" were filed in several classes and countries. We have filed the "MagiQ" trademark in Germany and in the United States.

We are opposing Johnson Controls Battery Group, Inc.'s ("Johnson Controls") attempt to register the mark "IQ CONTROL & Design." These proceedings are before the Trademark Trial and Appeal Board. Johnson Controls is a battery manufacturer in the United States. They are attempting to register the following marks: 1) "IQ;" 2) "IQ CONTROL;" and 3) "IQ CONTROL & Design." These marks are proposed to be used in connection with the sale of batteries. In addition to the current opposition, we anticipate filing an additional opposition to the "IQ CONTROL" mark as well as a cancellation proceeding for the "IQ" mark. We have registered and have been using the iQ mark in connection with the development of our batteries for several years in Germany. We have also used that mark, to a lesser degree, in the United States and Canada. The proceedings are at an advanced stage, the discovery period has been closed.

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

Employees

As of December 31, 2001, iQ Germany had 16 employees engaged in product research and development on a part- and full-time basis and 12 employees engaged in general and administrative and marketing functions on a part- and full-time basis. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our or iQ Germany's employees are covered by a collective bargaining agreement, and we believe iQ Germany's relations with its employees are good. We currently maintain key man life insurance on two of our directors and executive officers, Dr. Gunther C. Bauer and Peter E. Braun, which carries a death benefit of 1,000,000 Deutsche Marks, respectively, in the event of the death of either Dr Bauer or Mr. Braun.

                                  RISK FACTORS

Our inability to secure additional financing on acceptable terms could prevent or delay us from developing and commercializing the iQ technology which could decrease the value of the shares or affect our ability to continue as a going concern.

As of December 31, 2001, we had a working capital deficit of $191,000. We anticipate that we will require additional financing of approximately $1,200,000 to $1,500,000 during 2002 in order to fund our anticipated plan of operation and working capital requirements during 2002. Our auditors have expressed substantial doubt as to our ability to continue as a going concern. We completed a private placement of our common shares in January of 2002 for $617,500 in gross proceeds. We are in negotiations for additional financing to cover our additional financial needs for the second half of the current year 2002. We may require more financing than we anticipate if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. If we fail to get the necessary financing on a timely basis, it might:

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


We have incurred net losses since our inception and we anticipate that losses will continue.

We have incurred net losses since our inception and we anticipate that we will continue to incur net losses due to a high level of operating and capital expenditures, sales and marketing costs, additional personnel requirements and our general growth objectives. We anticipate that our net losses will increase in the near future as we implement our business strategy and attempt to commercialize our MagiQ battery. Our ability to earn a profit will depend on the commercial acceptance and profitability of our products, which has not yet been achieved. We may never achieve profitability.


The intense competition in the lead-acid battery industry may hinder our entry into the marketplace and may negatively impact our ability to commercialize the iQ technology.

Many of our competitors have:

     o    longer operating histories than we do;
     o substantial resources that are devoted to research and development, manufacturing, marketing and commercializing products;
     o products and technologies that are widely accepted by retail consumers and other buyers of batteries;
     o    long histories of reliable and effective use; and
     o established reputations and long-standing relationships with original equipment manufacturers, all of which could hinder our entry into the marketplace and give them a large competitive advantage over us. We expect competition in the battery industry to intensify because many battery companies are consolidating or vertically integrating which, because they own all stages of production, allows them to make batteries at lower cost. In recent years, buyers of lead-acid batteries have also consolidated, reducing the number of customers for lead-acid batteries and increasing price competition.


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

Our future success is dependent on the development and maintenance of strategic relationships. If our strategic partners or third parties fail to perform Feffectively, we may not generate any revenues or a profit. We may rely upon strategic partners:

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

We are opposing Johnson Controls Battery Group, Inc.'s attempt to register the mark "IQ CONTROL & Design" in ongoing proceedings are before the Trademark Trial and Appeal Board. See "Part I. Business -- Intellectual Property Rights." There can be no assurance that our opposition will be successful or that we will prevent Johnson Controls from registering or using the aforementioned mark.

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

On August 4, 2000, a civil lawsuit was filed by Mr. Gerhard Trenz, our former officer, against iQ Power and iQ Battery in the Labor Court of Munich (Case No. 3 Ca 10364/00). Mr. Trenz was dismissed as Chief Financial Officer of IQ Power in July of 2000 and he filed a lawsuit claiming wrongful termination and sought an order to continue his employment in Germany. We settled this matter during our fiscal year ended December 31, 2001. As a part of our settlement with Mr. Trenz, we agreed to pay Mr. Trenz a lump sum payment of 30,000 Deutsche Marks and monthly salary payments of US$7,000 (plus incidental wage costs) from July of 2000 through the end of February of 2001. Under the settlement terms, Mr. Trenz's last day of employment with us was effectively set as February 28, 2001.

We are opposing Johnson Controls Battery Group, Inc.'s attempt to register certain marks, including the mark "IQ CONTROL & Design." These proceedings are before the Trademark Trial and Appeal Board. See "Part I. Business -- Intellectual Property Rights."

From time to time, we and iQ Germany may be a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition and operating results.


Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to securities holders during the fourth quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Range of Common Shares

     Primary United States Market -- The NASD OTCBB

Our common shares began trading on NASD Over The Counter Bulletin Board (the "OTCBB") under the symbol "IQPT" on June 29, 1999. Prior to June 29, 1999, there was no public market for our common shares. The following table sets forth, for the periods indicated, the high and low sale prices for our common shares as reported on the OTCBB. On April 10, 2000, we completed a reverse-split of our common shares on a 2.5 share for 1 share basis, and our trading symbol on the OTCBB was changed to "IQPR." The information in this annual report gives effect to the reverse-split.

                                                 NASD Over The Counter
                                                   Bulletin Board
                                            ----------------------------
                                                US$            US$
                                            -------------  -------------
                                                High           Low
                                            -------------  -------------
2000
   First Quarter.........................       4.22          2.03
   Second Quarter........................       2.625         1.01
   Third Quarter.........................       1.85          1.125
   Fourth Quarter........................       1.375         0.375

2001
   First Quarter.........................       0.78          0.28
   Second Quarter........................       2.47          0.16
   Third Quarter.........................       1.58          0.91
   Fourth Quarter........................       1.30          0.85

2002
   January 1, 2002 - March 18, 2002......       1.14          0.83
-----------------

The closing price for our common shares on the OTCBB was US$0.87 on March 18, 2002.

     Primary  German  Market  --  The  Frankfurter   Wertpapier  Borse,  Segment
Freiverkehr.

Our common shares began trading over-the-counter on the Frankfurt Stock Exchange (the Frankfurter Wertpapier Borse) under the symbol IQP (WKN 924110) on July 28, 2000, which was after the effective date of the reverse split which we accomplished April 10, 2000. The following table sets forth, for the periods indicated, the high and low sale prices, in Euros, for our common shares as reported on the Frankfurter Wertpapier Borse.

                                                  Frankfurt OTC
                                            ----------------------------
                                                Euro           Euro
                                            -------------  -------------
                                                High           Low
                                            -------------  -------------
2000
   Third Quarter.........................       2.03          1.35
   Fourth Quarter........................       1.75          0.60

2001
   First Quarter.........................       1.00          0.32
   Second Quarter........................       3.90          0.22
   Third Quarter.........................       1.90          1.04
   Fourth Quarter........................       1.45          0.98
2002
   January 1 to March 3..................       1.30          1.00
-----------------

The closing price for our common shares on the Frankfurt OTC was (euro)1.00 on March 3, 2002.

Exchange rates with respect to the Euro ((euro)) are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. This exchange rate fluctuates on a daily basis and were as follows on the following specified dates: US$0.9574 on March 31, 2000; US$0.9545 on June 30, 2000; US$0.8837 on
September 29, 2000; US$0.9388 on December 29, 2000; US$0.8794 on March 30, 2001;
US$0.8470 on June 28, 2001;  US$0.9099  on September  30, 2001 and  US$0.8901 on
December 31, 2001. The noon buying rate of exchange on March 22, 2002 as reported by the United States Federal Reserve Bank of New York for the conversion of Euros into United States dollars was US$0.8791 (US$1.00 =
(euro)1.1375).

The over-the-counter market quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

According to information we recently received from Computershare Trust Company of Canada, our Registrar and Transfer Agent, and the Depository Trust Company, as of December 31, 2001, we had 8 registered shareholders including the Depository Trust Company who had addresses in the United States and who held, as of December 31, 2001, some 3,022,450 of our common shares, representing approximately 31.0% of our outstanding common shares. The Depository Trust Company in turn had approximately 72 shareholders of record in North America (including nominees and brokers holding street accounts) holding some 4,928,873 Company common shares as of December 28, 2001.

We have never paid dividends on our common shares. We currently intend to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Recent Sale of Unregistered Securities

     Private Placements of Securities

The Company entered into an agreement to issue a convertible debenture to Mr. John Lawson, one of our directors, in the aggregate principal amount of CDN$300,000 at an annual interest rate of 24%, payable monthly in arrears pursuant to the terms of a credit facility dated December 13, 2000. The Company has drawn against this credit facility and issued certain securities to Mr.
Lawson in connection with this arrangement. The securities were issued in reliance upon an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

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

In October and November 2001, the Company raised an additional $713,541 in equity capital through the private placement of 1,019,344 units of the Company at US$0.70 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. The Company paid a finder's fee of 80,434 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

Subsequent to the year ended December 31, 2001, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The Company paid a finder's fee of 95,000 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

For further information on the private placement with our director, Mr. John Lawson, and the above mentioned private placements, please see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." See also "Item 7. Financial Statements -- Notes to the Consolidated Financial Statements."



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

Our selected consolidated financial data are qualified and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report and the audited consolidated financial statements and notes included in this annual report. The consolidated statement of operations data for the years ended December 31, 2001, 2000, and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000, are derived from our audited consolidated financial statements which appear in this annual report. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are presented in US dollars.

  Year Ended December 31,                                2001             2000           1999
  ---------------------------------------------------------------------------------------------
           (Expressed in United States Dollars; all amounts in thousands except per share data)
  Statement of Operations Data:
   Revenue                                           $      -       $        6       $      11
   Research & development expenses                   $  1,010       $    1,207       $   1,137
   Marketing and G&A expenses                        $  1,193       $    1,331       $     759
   Net loss (1)                                      $  3,720       $    2,359       $   2,157

   Net loss per share (1)                            $   0.29       $     0.24       $    0.28


  Year Ended December 31,                                      2001                2000
  --------------------------------------------------------------------------------------
                           (Expressed in United States Dollars; all amounts in thousands)
  Balance Sheet Data:
   Cash and cash equivalents                              $      451         $       183
   Working capital (deficiency)                           $      191         $     (135)
   Total Assets                                           $    1,360         $       825
   Non-current liabilities                                $        -         $         -
   Stockholders' equity                                   $      650         $       239
----------------------------------
     (1)  Pro forma net loss for the year  ended  December  31,  2001 would have been  5,897,000  and net loss per share would have been 0.46 per share if  compensation  cost for the  Company's  share  options  granted  to employees had been determined based on the Black-Scholes  value at the grant dates for awards as  prescribed by SFAS No. 123. See, Note 7 (c)
          of the Company's financial statements for the years ended December 31,
          2001, 2000, and 1999.


Critical Accounting Policy

Financial   Reporting  Release  (FRR)  No.  60,   "Cautionary  Advice  Regarding
Disclosure About Critical Accounting Policies," requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results my differ from these estimates under different assumptions or conditions. Note 3 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policy which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include stock based compensation.

In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Therefore, as of December 31, 2001, the fair value of the Company's stock exceeded the adjusted exercise price, thus resulting in the recognition of compensation expense. Under APB 25, if the exercise price of employee stock options issued under a fixed plan equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 7(c)). Stock options granted to non-employees result in the recognition of expenses upon the fair value of such stock options.

The Company's accounting for stock options is significant because the effect the compensation expense has on the Company's results. As the Company begins to produce their product in the future and begins to earn revenue on sales of the product, the compensation expense associated with the Company's stock options will have a significant effect on its ability to incur positive net results.

Related Party Transactions

Financial Reporting Release (FRR) No. 61, "Effects of transactions with related and certain other parties," requires all companies to include a discussion of all material transactions with related and certain other parties to the Company. As discussed in Note 8 of the financial statements, the following related party transactions were noted:

Management fees for the twelve months ended December 31, 2001 of $72.000 (2000 - $72,000; 1999 - $36,000) were paid to a company with a common director.

The Company has entered into the following contractual arrangements:

An employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Vice-President, Research and Development and Technical Advisor, respectively. Under the terms of these agreements the Company is obligated to pay these employees $9,000 and $8,000 per month, respectively, for a term of five years commencing August 31, 1998;

An employment agreement with the former Vice-President, Finance and Chief Financial Officer. The agreement was cancelled in July 2000. Under the terms of the agreement, the Company was obligated to pay this employee $7,000 per month for a term of three years commencing September 1, 1998.

The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and are secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures are convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction. On May 24, 2001, the lender opted to convert CDN$77,365 ($50,000) of the convertible debenture into 100,000 common shares of the Company. On August 29, 2001 and on October 3, 2001, the lender converted CDN$77,015 ($50,000) into 100,000 common shares and CDN$117,615 ($75,000) into 150,000 common shares respectively. The remaining convertible debenture including the outstanding interest, CDN$79,961 ($50,255) was converted on December 31, 2001 into 100,510 common shares.

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

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations, and does not anticipate having material revenues from operations until the last half of 2002. The Company believes that it will be able to generate revenues from sales of its "MagiQ" battery beginning in the second half of 2002. The Company anticipates that it may in the future generate additional revenues from service agreements with battery manufacturers and licensing agreements. Although the Company currently has no service or licensing agreements in place, the Company anticipates that revenues will be received during 2002 from the sale of batteries or from service or license arrangements. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

The Company believes that its historic spending levels are not indicative of future spending levels because it is in a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates material revenues. Prior to June 18, 1999, our financial statements and those of iQ Germany were presented as separate and distinct, as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on

June 18, 1999, when we raised in excess of $3,000,000 by equity financing. See "Liquidity and Capital Resources" below.

After June 17, 1999, all financial information is reported on a consolidated basis. Any of our financial information of used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only. All amounts are set forth in U.S. dollars unless provided otherwise.

     The Company's Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The Company recorded no revenues in either the fiscal year ended December 31, 2001 or in the fiscal year ended December 31, 2000.

As of December 31, 2001, the Company had an accumulated comprehensive deficit of $10,845,000 compared to $7,133,000 at December 31, 2000. The Company incurred a net loss of $3,754,000 for the year ended December 31, 2001, compared to a net loss of $2,359,000 in 2000. Total expenses increased to $3,732,000 during the year ended December 31, 2001 compared with $2,548,000 for the year 2000.

Total operating expenses increased by $1,145,000 to $3,693,000 during the year ended December 31, 2001 from $2,548,000 during the same period in 2000. The main factor contributing to the expense increase was an increase in non-cash stock based compensation expense recorded by the Company, which rose from $10,000 during 2000 to $1,444,000 in 2001. Without this effect operating expenses would have decreased by $289,000.

Research and development expenses in total decreased to $1,010,000 in the year ended December 31, 2001 from $1,207,000 in 2000, as the Company concentrated on finalizing the development of the pre-series production of the MagiQ battery technology. Research and development personnel costs were kept at the same level for the year ended December 31, 2001 ($599,000) and 2000 ($597,000). Laboratory expenses related to research and development increased for the year ended December 31, 2001 to $274,000 from $260,000 during the year 2000. Research and development office expenses declined to $76,000 for the year ended December 31, 2001, compared to $186,000 during 2000. Consulting services expenses related to research and development decreased to $3,000 for the year ended December 31, 2001, compared with $67,000 in the prior year. Our professional fees associated with research and development declined to $58,000 in 2001, compared to $97,000 in 2000. This decrease is primarily attributed to our focus on later stage research and development efforts.

The expenses related to marketing and general and administration decreased $92,000 to $1,239,000 for the year ended December 31, 2001, compared to $1,331,000 for the comparable period in 2000.

Personnel related expenses declined by $95,000 from $263,000 in the year ended December 31, 2000, to $168,000 in the year ended December 31, 2000. This reduction was primarily due to the termination of an employee at the beginning of 2001. Consulting services expenses decreased from $223,000 in 2000 to $101,000. We believe that the higher expenses incurred by the Company in 2000 related primarily to recruitment expenses and a personnel related incentive program for our key employees which were outsourced to a personnel consultant. Professional fees increased to $260,000, compared to $163,000 in the year ended December 31, 2000, which the Company believes are due primarily to auditing fees and legal expenses related to our Securities and Exchange Commission filings, including the filings that we prepare pursuant to the requirements of the Exchange Act of 1934, as amended.

In furtherance of our strategy to increase investor our investor relation expenses increased to $385,000 in 2001, compared to $154,000 for the prior fiscal year. In 2001, marketing activities were largely focused on the international automotive show IAA in Frankfurt, Germany. Nevertheless, expenses for marketing activities decreased to $102,000, compared to $116,000 in the prior year, which included costs related to the launch of a new company web site in 2000. Other reductions in our general and administrative expenditures from the year ended December 31, 2001 compared to the year ended December 31, 2000 included office expenses ($71,000 in 2001, compared to $82,000 in 2000), financing ($3,000 in 2001, compared to $65,000 in 2000), research membership fees

($Nil in 2001, compared to ss.50,000 in 2000), travel ($57,000 in 2001, compared to $107,000 in 2000), and other expenses ($20,000 in 2001 compared to $36,000 in
2000).

We anticipate that the level of expenditures related to our marketing and general and administration expenses will increase during 2002. We anticipate this increase will be on account of our increased marketing efforts to introduce our MagiQ Battery. We also expect to increase our efforts to enter into service and licensing arrangements to commercialize our MagiQ battery and our related energy management technologies.

Loss per Share: The Company experienced a basic and diluted loss per share of $0.29 for the year ended December 31, 2001, compared to a basic and diluted loss per share of $0.24 for the year ended December 31, 2000.

We anticipate that losses will increase marginally, as we expect to begin generating revenues from the commercial sale of our MagiQ battery in 2002, assuming adequate financing is available and we are able to continue as a going concern. Our MagiQ battery is being manufactured by a third-party manufacturer for limited sales in Europe. There can be no assurance that our efforts to commercialize our MagiQ battery will be successful or that we will not experience delays in introducing our battery to the market.

     The Company's Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

As of December 31, 2000, the Company had an accumulated comprehensive deficit of $7,133,000, compared to $4,676,000 at December 31, 1999. The Company incurred a net loss of US$2,359,000, $0.24 per share, for the year ended December 31, 2000, compared to a net loss of $2,157,000, $0.28 per share, for 1999, an increase of $202,000 (9.4%). The increase in net loss resulted primarily from increased expense related to research and development and marketing and general administration. The increase of the expenses was partly offset by higher subsidies for research and development related investments and gains on foreign exchange due to the strength of the US dollar versus the German DM.

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

In 2000, the Company launched a new web site designed to provide potential industry partners with information related to the Company's iQ Battery and its energy management technologies. The Company also hired a marketing specialist and additional marketing personnel and consultants to coordinate and manage the Company's marketing efforts and to assist the Company in defining its corporate and marketing strategies and to assist in developing action plans to commercialize its iQ battery and energy management systems. Personnel costs increased to $263,000 in the year ended December 31, 2000 from $91,000 in 1999, a $172,000 increase. Consulting services expenses increased to $223,000 in the year ended December 31, 2000 from $35,000 in 1999, a $188,000 increase, related primarily to recruitment expenses and a personnel related incentive program for our key employees, which were outsourced to a personnel consultant.

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

Research and development expenses increased by $70,000 to $1,207,000 for the year ended December 31, 2000, compared to $1,137,000 in 1999. The increase was primarily due to additional personnel expenses related to recruiting, which increased by $101,000 (20.4%) to $597,000 for the year ended December 31, 2000, compared to $496,000 in 1999. The Company recruited additional personnel to further development activities on a next generation of the Company's battery and energy management technologies; specifically for solutions related to state of charge ("SOC") and state of health ("SOH") status indications for batteries. Consulting fees related to research and development decreased by $64,000, from $131,000 in the year ended December 31, 1999 to $67,000 in 2000, as the Company hired employees provide similar services. Professional fees related to research and development decreased by $36,000, from $133,000 in the year ended December 31, 1999 to $97,000 in 2000.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. As of December 31, 2001, the Company had cash and cash equivalents of $451,000, compared to $183,000, at December 31, 2000. From inception to December 31, 2001, the Company had raised approximately $9,000,000 (net of issuance costs) from the sale of such securities, excluding the issuance of 2,500,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

During the year ended December 31, 2000, the Company issued 15,000 common shares pursuant to the exercise of stock options for proceeds of $37,000.

In 2000, iQ Battery received government funding from the state bank of Saxony, Germany (Sachsische Aufbaubank), under a program which supports economic growth in the high-tech industry. This grant money need not be repaid and the funds are likely to be expended on research and development related to innovations on battery technology. iQ Germany received $46,000 in grant money after investing $92,000 of the Company's own money in the research and development facilities and providing the bank evidence of the investment.

In addition, iQ Battery also obtained subsidies in a government program designed to encourage employment of highly skilled personnel in the region of Saxony. In 2000 and 2001, iQ Battery was granted a subsidy of approximately $27,000 under the program. iQ was also able to acquire government subsidies for its quality management certification process under ISO 9000 and VDA 6.1 and 6.2 standards.

In the third quarter of 2001 the European Union decided to fund the project PEIT (Powertrain Equipped with Intelligent Technology). DaimlerChrysler's Business Unit Powersystems and our Company had filed the joint research project application with the European Union--5th Framework Programxiv to develop energy management solutions for an intelligent power train. In this program, iQ is responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture. Besides our Company, other participants in this project include: Knorr Bremse, Diehl Avionic Systeme and Continental AG. In 2001, iQ received EU subsidies of approximately $24,000.

In December 2000, the Company issued a convertible debenture to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debenture was issued pursuant to the terms of a credit facility dated December 13, 2000, and was secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debenture was convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture was payable one month after demand by the holder, and the Company was allowed to prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000

(approximately US$66,000) in December 2000, and CDN$200,000 (approximately US$132,000) in January 2001 under the terms of the credit facility. No fees were paid in connection with this transaction. On May 24, 2001, the lender opted to convert CDN$77,365 (approximately US$50,000) of the convertible debenture into 100,000 common shares of the Company. On June 30, 2001, the Company entered into an amendment to the credit facility dated December 13, 2000, by and between the Company and John Lawson. Under the terms of the amendment, the credit facility due date was extended from June 30, 2001 to December 31, 2001. On August 29, 2001 and on October 3, 2001, the lender converted CDN$77,015 (approximately US$50,000) into 100,000 common shares and CDN$117,615 (approximately US$75,000) into 150,000 common shares. The remaining convertible debenture including the outstanding interest, CDN$79,961 (approximately US$50,255) was converted on December 31, 2001 into 100,510 common shares.

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

In October and November 2001, the Company raised an additional $713,541 in equity capital through the private placement of 1,019,344 units of the Company at US$0.70 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. The Company paid a finder's fee of 80,434 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

During the year ended December 31, 2001, the Company issued 1,002,500 common shares pursuant to the exercise of stock options for proceeds of $501,250.

Subsequent to the year ended December 31, 2001, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The Company paid a finder's fee of 95,000 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

The Company anticipates that it will require an additional $1,200,000 to $1,500,000 in financing to meet its on-going short term and long term obligations during 2002 and to fund its plan of operation. See "Plan of Operation." The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit.

The Company currently has no commitments for equity financing and no commitments for credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

The Company anticipates that the level of spending will increase significantly in future periods as the Company undertakes research and development activities related to the commercialization of the iQ technology. In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to us.

Obligations and Commitments

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. This obligation is equivalent to approximately *205,000. The amount is payable only out of (and only to the extent of) the gross profits of iQ Germany, if any. The Company presently believes that it has no financial obligation to either Horst Dieter Braun or Peter Bran in connection with this agreement.

During the year ended December 31, 2000, the Company entered into a corporate consultant agreement with TRT Capital Projects under which the parties agreed that TRT Capital Projects would provide consulting services related to corporate communications and support services for a term of 12 months commencing on May 1, 2000. Under the terms of the agreement, the Company agreed to pay TRT Capital Projects a consulting fee of $16,000 per month. This agreement was cancelled effective October 31, 2000.

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

On July 1, 2001, the Company entered into a Financial Public Relations Consulting Agreement for Germany with Holtermann & Team GmbH ("H&T"). Under the terms of the agreement, H&T agreed to provide the Company with certain financial public relations services in Germany for a term of one year, beginning July 1, 2001. The Company agreed to pay H&T a consulting fee in the amount of * 7,500 per month for such services. Of the consulting fee, * 5,000 is due monthly while the remaining * 2,500 is payable by issuing H&T common shares of the Company with a deemed value of $1.48 per share. These shares will be issuable on a quarterly basis.

On August 29, 2001, the Company entered into a Finders Fee Agreement with Mohamed Alizade. Under the terms of the agreement, the Company agreed to pay Alizade a finder's fee of $25,000 in connection with arranging a private placement of the Company's common stock. The finder's fee was paid by issuing Alizade 33,333 common shares of the Company.

On October 23, 2001, the Company entered into a contractual agreement with Jack Wynn & Co., Inc., a financial publicist. The contract is for a term of twelve months and involves a monthly fee of $6,000.

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

Warrants

In connection with two separate private placements from October/November 2001 and from January 2002, the Company determined to issue units consisting of one common share paired with a warrant exercisable to acquire one common share. Each such warrant, when issued, had a vesting schedule of either six months (in the case of the warrants issued in the private placement from October and November of 2001) or twelve months (in the case of warrants issued in the January 2002 private placement). The Company found that the warrants increased investor interest and aligned the interests of prospective investors with shareholders as the Company strives to increase shareholder value.

In connection with the aforementioned private placements, in October of 2001 the Company issued warrants exercisable to acquire in the aggregate 765,000 common shares at an exercise price of US$1.00 to various investors. One month later, in November of 2001, the Company issued warrants exercisable in the aggregate to acquire 254,344 common shares at a price per share of US$1.00 to various other investors. In connection with the January 2002 private placement, the Company issued warrants exercisable in the aggregate to acquire 950,000 common shares at an exercise price of US$0.85.

The Euro

The Euro ((euro)) has recently replaced twelve European currencies as the official currency of Euro Member States pursuant to the economic and monetary union envisioned and implemented by, among other things, the Treaty on European Union (1992). The transformation phase to replace the functional currency ended on December 31, 2001. Because our operating unit, the iQ Battery Research & Development GmbH, was located in Germany (one of the so-called Euro Member States), our executive management began to position the company for the currency change early in fiscal year 2001. All contracts were reviewed with an eye to the impact of the impending currency change. Implications for our business generally, especially our pricing strategy, were taken into consideration throughout 2001.

iQ Battery had previously reported its internal financial statements in German Deutsche Marks, but as of January 1, 2002 the entity successfully transitioned its systems to the Euro. The German Deutsche Marks have been translated into Euros using the fixed exchange rate applicable since January 1, 1999 ((euro) 1 = DM 1.95583).

The testing period on our software started in February 2001. Our accounting system was updated for Euro-accounting in January 2002. As of January of 2002, our German unit was already able to compute its financial statements for the years ending December 31, 2001 and 2000 in the new Euro currency, which simplifies controlling activities.

Foreign Currency Translation Risk

To date, exposure to foreign currency fluctuations has not had a material effect on our operations. The Company believes its risk of foreign currency translation is limited. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

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

The impact on the Company's financial statements has not been determined but the Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company adopted SFAS 133 as of January 1, 2001 and our management believes that the adoption of this Statement had no effect on our financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or FDisposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). The Company adopted SFAS 144 as of January 1, 2002 and our management believes that the adoption of this Statement had no effect on our financial statements.

In July 2001, the Financial Accounting Standards Board issued two new statements, SFAS No.141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Using the pooling of interest method will be prohibited. SFAS No.142 changes the accounting for goodwill and intangibles assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard. The Company currently does not have any goodwill or other intangible assets on its books as of December 10, 2001 and will adopt SFAS No. 142 as of January 1, 2002. Management believes that the adoption of this Statement will have no effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). The Company will adopt SFAS No. 144 as of January 1, 2002 and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results or operations.

Plan of Operation

In the fiscal year ended December 31, 2001, the Company has been actively undertaking the following initiatives:

Since November 2000, we were awarded the certification in accordance with the international standards organization (ISO) and Verein Deutscher Automobilzulieferer (VDA), the Association of German automotive suppliers. ISO and

VDA certifications are generally required for battery suppliers and suppliers of electronic goods to the automotive industry. No governmental or regulatory approvals are required for the development of battery technologies.

In the non-automotive field, iQ has been awarded with the Technology Innovation Award by Aviation Week & Space Technology in October 2001.

In September 2001, we displayed our "MagiQ" intelligent battery, iQ's first product for mass production, at the Frankfurt International Auto Show IAA. This has resulted in numerous industry contacts with car manufacturers and TIER 1 suppliers.

In January 2001, the founding members of the DC-BUS Alliance signed a memorandum of understanding and agreed to entrust our CEO, Peter E. Braun, with the management and administration of the DC-BUS Alliance. Subsequent to that date, workgroups met on a monthly basis within our corporate offices and worked on the technical specification for multiple applications of the DC-BUS technology in future cars. Joint presentations were given in technical conferences and technical papers have been submitted to various audiences. The consortium agreement has been negotiated and we expect to finalize a contract in this regard in the near future.

We have been able to complete the MagiQ battery development and are currently organizing the initial production run. We contracted with all suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs.

In September 2000, we had been showing a future solution for our SEM smart energy management(TM) application together with DaimlerChrysler on the international Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. The so called project PEIT (Powertrain Equipped with Intelligent Technology) was launched during the third quarter of 2001. In this program, iQ is responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture. Besides our Company, other participants in this project include: Knorr Bremse, Diehl Avionic Systeme and Continental AG.

Since the first fiscal quarter of 2000, we have been invited to present our technology on several international conferences and to submit several technical papers. We managed to enter into negotiations with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of our products and/or our technology.

As part of our strategic plan, over the next 12 months, we intend to:

Research and Development

     o    expand our research and development operations;
     o    expand our MagiQ product family designs;
     o    start production of batteries that incorporate the iQ technology;
     o    finalize our third party testing program;
     o expand our joint research activities with car makers in various x-by-wire programs;
     o continue our state of charge ("SOC") and state of health ("SOH") program development; and
     o expand our activities in the field of power line communication within the DC-BUS Alliance.

We anticipate that we will spend approximately $850,000 on research and development for the fiscal year ending December 31, 2002.

Production

     o    commence the mass-production of our MagiQ battery;
     o start the qualification of additional manufacturing sites for the production of our MagiQ battery designs; and

     o    enter  into  joint  venture,   partnership   agreements,   cooperation
          agreements or similar agreements with battery manufacturers.

We anticipate that we will spend approximately $150,000 on production related planning activities for the fiscal year ending December 31, 2002.

Marketing

     o enter into development contracts with customers of the automotive industry and other industries to apply our technology to their individual demand with the goal of producing and supplying the products that will be developed for these customers in their own production plants;
     o    expand our marketing activities of our MagiQ battery;
     o market the iQ technology and our software as part of our technology for solutions regarding SOC and SOH status indications for batteries to car manufacturers and their Tier 1 suppliers.

We anticipate that we will spend approximately $200,000 on marketing and sales for the fiscal year ending December 31, 2002.

Financial

     o seek additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer, so that time-to-market of our first generation of products can be reduced.

We anticipate that we will expend approximately $100,000 on capital raising efforts during 2002.

Administrative and General Operating

We estimate that our general administrative and operating budget will be approximately $500,000 during our fiscal year ending December 31, 2002.

We anticipate that our total operating budget for fiscal year ending December 31, 2002 will be approximately $1,800,000. We anticipate that we will require additional financing of approximately $1,200,000 to $1,500,000 to satisfy our working capital requirements through December 31, 2002.

We completed a private placement in January of 2002 but we anticipate that we will need to undertake additional financings in the near future. See "Recent Sales of Unregistered Securities" and "Liquidity and Capital Resources" above. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

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

Going Concern

We are still in the development and could fail before implementing our business strategy. We may continue to incur net losses for the foreseeable future and our auditors have prepared the accompanying financial statements assuming that we will continue as a going concern. Our auditors have expressed uncertainty as to our ability to remain a going concern. See "Item 7. Financial Statements -- Note 2."


Item 7. Financial Statements

The information required by this item is included in pages F-1 through F-20 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                        DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees are as follows:

Name                         Age     Position
----                         ---     --------
Directors and Executive
Officers:

Peter E. Braun                38     Director, President and Chief Executive Officer
Dr. Gunther C. Bauer          52     Director, Vice-President for Research and Development
Russell French                54     Director, Vice-President for Business Development
Hans Ambos                    67     Director
John Lawson                   63     Director
Gregory A. Sasges             41     Director, Secretary

Key Employees:

Rolf Kohler                   56     Development Engineer
Eckehard Endler               58     Development Engineer
Friedrich-Wilhelm Schutz      60     Head of Material Management, Electronic Production
                                      and Quality Control
Steffen Tschirch              40     Head of Research and Development
Marco Graf v. Matuschka       34     Head of Finance & Controlling
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

Dr. Gunther C. Bauer has served as a director and as our Vice-President for Research and Development since September 1998. From 1994 to the present, Dr. Bauer has also served as Vice-President for Engineering of our subsidiary iQ Germany. From 1993 to 1994, Dr. Bauer was responsible for creating a Profit Center within the Daimler-Benz Group, an German automobile manufacturer, and from 1992 to 1993, he was responsible for business strategy with the TEMIC Group, a wholly-owned subsidiary of Daimler-Benz Aerospace A.G. From 1987 to 1992, Dr. Bauer served in positions with German Aerospace, including Head of Staff of Innovations Field Logic and Director of Corporate Development for
Business Aeronautics. Since 1980, Dr. Bauer has been a Lecturer at the University of the Bundeswehr German Forces in Munich, Germany. Dr. Bauer received his Master of Science in Electronics from the Technical University of Munich and his doctorate in Mechanical Engineering from the University of Dortmund in Dortmund, Germany.

Russell French has served as a director since 1994. From December 1994 to August 1998, Mr. French served as our President. From August of 1998 to the present, Mr. French as served as our Vice-President for Business Development. From 1993 to the present, Mr. French has been a principal of Mayon Management Corp., a company organized to manage, organize and find new business ventures. Mr. French currently serves as a director and President of AlPaka Resources Corp. Mr. French is a past director and President of Pacific Falkon Resources Corp. and a past director of International Precious Metals Corporation.

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

John Lawson has served as a director since October 1999. Mr. Lawson is the past President (now retired) of Business Aircraft Sales for Bombardier Aerospace and had responsibility in that capacity for the sales of the Learjet family, Canadair Challenger, Bombardier Global Express and Canadair Regional Jet. Mr. Lawson formerly served as president of Canadair Business Aircraft, vice-president marketing and international sales at Canadair, and vice-president Challenger product support, and held other executive positions with both Andrew Canada and Canadair. Mr. Lawson graduated from the Royal Military College of Canada and the University of Toronto with a Bachelor of Science degree in electrical engineering. Mr. Lawson brings to iQ Power over 25 years of senior corporate management experience with some of the most complex manufacturing concerns in Canada. We anticipate that he will spearhead the development of our international marketing and sales division.

Gregory A. Sasges has served as our Secretary since December 1, 1998, and was elected a director on June 30, 1999. Mr. Sasges is a partner in a Vancouver law firm through his personal corporation and has practiced law continually for the past 15 years with a preferred area of practice in corporate and securities law. Mr. Sasges also currently serves as the corporate secretary and is a former director of High Desert Mineral Resources, Inc., a mineral resource company. Mr. Sasges is a past director of Alpaka Resources Corp. He is also a past corporate secretary of both GHK Resources Ltd. and Consolidated Silver Tusk Mines Ltd. Each of these companies were primarily focused on mineral resource. Mr. Sasges received his Bachelor of Commerce and Bachelor of Laws degrees from the University of British Columbia, Canada, in 1984 and 1985 respectively.

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

Friedrich-Wilhelm Schutz has served as our Head of Material Management, Electronic Production and Quality Control since 1998. In 1997, Mr. Schutz held the same position in iQ Germany. From 1967 to 1996, Mr. Schutz worked in the field of production and project development at Deutsche Aerospace, Bosch and
Rhode & Schwarz. Mr. Schutz received his Master of Science degree in Telecommunications from the Senior Technical College in Cologne, Germany and in Microelectronics from the Technical University in Aachen, Germany in 1967.

Steffen Tschirch has served as our Head of Research and Development since 1998. From 1994 to the present, Mr. Tschirch held the same position at iQ Germany. From 1989 to 1993, Mr. Tschirch worked as a Scientific Assistant at the Technical University of Chemnitz, Germany. Prior to that period, Mr. Tschirch studied at the Technical University of Chemnitz with a focus on Physics and Electronic Components and received his Master of Science degree in 1989.

Marco Graf von Matuschka joined iQ Battery in December 2000 as head of finance and controlling. Prior to joining iQ Battery, Mr. Graf von Matuschka worked with Phillip Morris since 1996, mainly as a financial analyst in controlling, but also in the financial accounting and reporting group. He was a member in the SAP R/3 migration project of processes in his responsible fields (reporting, cost analysis and budgeting) and was appointed project leader during the implementation phase of a new procurement system. Mr. Graf von Matuschka studied Business Administration at the Technical University of Berlin (1995) and also holds a Master of Science Degree in Management from the Stevens Institute of Technology, Hoboken, NJ (1992).

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

Audit Committee

The members of the Audit Committee are John Lawson, Hans Ambos and Russell French. Each member of the Audit Committee (with the exception of Mr. French who is presently one of our senior corporate officers) is an independent director. The Company does not currently have an audit committee charter. The Audit Committee recommends independent accountants to the Company to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

     Audit Fees

During the year ended December 31, 2001, the Company paid Deloite & Touch LLP fees in the aggregated amount of approximately $85,900 for services rendered in connection with the audit of the Company's audited financial statements and the review of interim financial statements included in our quarterly reports filed on Form 10-QSB.

     Financial  Information  Systems  Design and  Implementation  Fees and Other
     Fees.

The Company paid no fees to Deloitte & Touche LLP for services related to financial information systems design and implementation fees or other fees.


Item 10.  Executive Compensation

                     COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the compensation paid to our directors and name executive officers during the fiscal year ended December 31, 2001 and 2000. The amounts shown for Gunther C. Bauer, Peter E. Braun and Gerhard K. Trenz reflects salary paid to the officer or director by iQ Germany during the fiscal year ended December 31, 2000. For your convenience, we have converted Deutsche Mark salary amounts into U.S. dollars using the average noon buying rate in New York City for cable transfers payable in Deutsche Marks, as certified for customs purposes by the Federal Reserve Bank of New York for the relevant period.

                                             Summary Compensation Table
                                             (in United States Dollars)
                             Annual Compensation                           Long Term Compensation
                      ----------------------------------------------------------------------------------
                                                                           Awards             Payouts
                                                                 ---------------------------------------
                                                                                Restricted
                                                                  Securities    Shares or
                      Fiscal                       Other Annual     under       Restricted     LTIP
  Name and Principal   Year   Salary     Bonus     Compensation  Options/SARs  Share Units    Payouts    All Other
       Position        Ended    (US$)      (US$)       (US$)     Granted (#)      (US$)        (US$)   Compensation
 --------------------------------------------------------------------------------------------------------------------
 Gunther C. Bauer,     2000     96,000       -           -           65,000         -            -           -
     Vice President
     Research and      2001     96,000       -           -          400,000         -            -           -
     Development

 Peter E. Braun,       2000     102,000      -           -           65,000         -            -           -
     President and
     CEO               2001     102,000      -           -          400,000         -            -           -

 Russell French,       2000     72,000       -           -           80,000         -            -           -
     Vice-President,
     Business          2001    72,000(1)     -           -          400,000         -            -           -
     Development

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

During our most recently completed financial year ended December 31, 2001, we did not have a pension plan for our directors, officers or employees.

Director Compensation

Other than compensation paid to Peter Braun, Gunther Bauer and Russell French, as disclosed above under the sub-heading "Compensation of Directors and Officers," none of our directors have received any cash compensation, directly or indirectly, for their services rendered during our most recently completed financial year.

Our shareholders approved the payment to each of our directors of an annual stipend of $2,500 together with an honorarium of $250 for each board meeting that our directors attend in the annual meeting of our shareholders held in 2001. For the fiscal year ended December 31, 2001, no such payments were made to directors in respect of meeting attendance or board service. The Company presently anticipates that it will pay both the stipends and honorariums generally described above for fiscal year 2002.

We do not have any non-cash compensation plans for our directors and we do not propose to pay or distribute any non-cash compensation during the current financial year, other than by granting stock options.

Options to Purchase Securities

During our last completed fiscal year ended December 31, 2001, we granted incentive stock options granted to our directors and officers. No stock appreciation rights ("SARs") were granted during this period.

                              Number of securities   Percent of total
                              underlying             options/SARs
                              options/SARs granted   granted to           Exercise or base
                              (#)                    employees in         price ($/Sh.)
Name                                                 fiscal year                              Expiration Date
-------------------------------------------------------------------------------------------------------------
Hans Ambos, Director              120,000                7.53%                  $1.37          June 27, 2011
Gunther C. Bauer, Director,       280,000               17.58%                  $1.37          June 27, 2011
    and Vice President
    Research and Development

Peter E. Braun, Director,         280,000               17.58%                  $1.37          June 27, 2011
    President and CEO

Russell French, Director          280,000               17.58%                  $1.37          June 27, 2011
    and Vice-President,
    Business Development

John Lawson, Director             135,000                8.47%                  $1.37          June 27, 2011
John Lawson, Director              50,000                3.14%                  $0.50       January 16, 2011
Gregory A. Sasges,                120,000                7.53%                  $1.37          June 27, 2011
    Secretary and Director


See "Item 11.  Security Ownership of Certain Beneficial Owners and Management."

During our fiscal year ended December 31, 2001, our directors and officers exercised stock options in the aggregate to acquire 917,500 of our Company common shares at an average price of $0.50 per common share.

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

                                                        Number of securities           Value of unexercised
                                                        underlying unexercised         in-the-money options/SARs at
                                                        options/SARs at                FY-end ($)
                              Shares                    FY-end (#)
                              acquired
                              on           Value        Exercisable/                   Exercisable/
                              exercise     Realized     Unexercisable                  Unexercisable (1)
Name                          (#)          ($)
--------------------------------------------------------------------------------------------------------------------
Gunther C. Bauer, Vice        200,000      288,500      522,500/Nil                    84,875/Nil
    President Research and
    Development

Peter E. Braun, President     200,000      288,500      522,500/Nil                    84,875Nil
    and CEO

Russell French, Vice          442,500      487,075      280,000/Nil                    Nil
    -President Business
    Development
--------------------------------
(1)  Based on the closing price of the Company's  common shares as quoted on the
     NASD OTCBB of $0.85 for December 31, 2001.

Repricing of Options

During our fiscal year ended December 31, 2001, we repriced the following options which had originally been granted by us at different times in the fiscal year ended December 31, 2000:


                           Number of securities
                           underlying options     Exercise Price under
Original Grant Date                               Original Grant              Repriced Exercise Price
-----------------------------------------------------------------------------------------------------
October 15, 1999 (1)            115,000                $4.375                         $1.50

July 7, 1999 (1)                160,000                 $3.75                          $1.50
July 7, 1999 (1)                 80,000                 $2.50                          $1.50
June 28, 1999 (1)                58,000                 $2.50                          $1.50
December 1, 1998 (1)          1,035,000                 $2.50                          $1.50
June 28, 1999                    60,000                 $2.50                          $1.50
                              ------------
Total

(1)  Granted under the Company's 1999 Stock Option Plan.

Subsequent to December 31, 2001, the Company repriced an additional 1,415,000 of our issued and outstanding options from $1.37 per share to $1.00 per share.

Report on Repricing of Options

On January 16, 2001, the Board of Directors determined that it was in the best interest of the Company to reprice issued and outstanding stock options. The Company's Board of Directors approved a stock option repricing program. Under the program, all stock options granted under the Company's Stock Option Plan, including directors and Named Executive Officers, were repriced at an exercise price of $0.50 per share. The new exercise price was equal to the then market price of $0.50 per share of common stock. Other than the lower exercise price, each repriced stock option under the repricing program retained the terms of the original grant, including the same vesting terms, number of shares and expiration date. From grants made out of the Company's Stock Option Plan, options to purchase a total of 1,747,500 shares of our common stock were repriced together with options to purchase a total of 60,000 shares of our common stock which had been granted outside of the Company's Stock Option Plan.

The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of our common stock in fiscal 2001. The Board determined that our existing stock options no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The existing stock options had exercise prices of $1.50 per share, which exercise prices exceeded the trading prices of our common stock for a substantial majority of the time since the last grant of options in August 2000 until the date the option repricing program was approved. The Board determined that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

The following named executive officers held the following options that were repriced:

                             Number of
                             securities           Exercise Price under
Name                         underlying options      Original Grant       Repriced Exercise Price
-------------------------------------------------------------------------------------------------
Gunther C. Bauer, Vice
President Research and           465,000             $1.50                $0.50
Development

Peter E. Braun, President
and CEO                          465,000             $1.50                $0.50

Russell French,
Vice-President,                  480,000             $1.50                $0.50
Business Development


Employment Agreements

Effective September 1, 1998, Peter E. Braun, Dr. Gunther C. Bauer and Gerhard Trenz entered into employment agreements with us providing for annual salaries of US$102,000, US$96,000 and US$84,000, respectively. Mr. Braun's and Dr. Bauer's employment agreements are for a term of five (5) years.

We entered into a settlement agreement with Mr. Trenz's during the fiscal year ended December 31, 2001 which provided that his employment with our Company was effectively terminated February 28, 2001. See "Item 3. Legal Proceedings."

Each of our senior executive's employment agreements mentioned above are governed by the laws of Germany.

Stock Option Plan

In December 1998, our board of directors adopted the 1998 Stock Option Plan which was amended in 1999, 2000 and 2001 to increase the number of shares authorized to be issued upon exercise of options granted under the plan (collectively as amended, the "Stock Option Plan"). Under the 2001 amendment to the Stock Option Plan, no options may be issued under the Stock Option Plan after December 31, 2006, and the Stock Option Plan will continue in effect until all shares of Common Stock for issuance under the plan have been issued and all restrictions on such shares have lapsed. The Stock Option Plan is administered by the board of directors (or a committee thereof) and provides that options may be granted to our officers, directors, employees and other persons, including consultants, as determined by the Plan Administrator in its sole discretion.

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

The maximum number of the shares reserved for issuance under the Stock Option Plan, as amended is 3,448,000 shares. As of December 31, 2001, a total of 2,363,000 options were issued and unexercised under the Stock Option Plan. On January 18, 2002, we granted options exercisable to acquire 35,000 shares.

Indebtedness of Directors and Senior Officers

None of our directors or senior officers or any of our associates or affiliates, are or have been indebted to us at any time since the beginning of the last completed financial year other than in the usual course of their employment in connection with advances made on account of expenses to be incurred on behalf of our Company.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 2001 information concerning the beneficial ownership of our shares, by persons who are known by us to own beneficially more than 10% of shares, by each of the persons named in the table under the caption "Compensation of Directors and Officers" and by all of our directors and executive officers as a group. The calculations in the table are based on an aggregate of 15,952,124 shares outstanding as of December 31, 2001. Unless otherwise noted all addresses of the beneficial owners are Erlenhof Park, Inselkammer Strasse 4, D-82008, Unterhaching, Germany. The symbol "*" indicates that the amount shown is less than 1% of outstanding shares.

 Name and Address                                         Number of                   Percentage of Class
 of Beneficial Owner                                       shares
-------------------------------------------- ------------------------------------------------------------
Gunther Bauer(1)........................                  1,522,500                          9.54%
Peter E. Braun(2).......................                  1,322,500                          8.29%
Russell French(3).......................                    303,623                          1.90%
 Suite 708-A
 1111 West Hastings Street
 Vancouver, B.C.  V6E 2J3
All Directors and Officers as a Group(4)                  3,939,132                         24.69%
---------------------------------------------------------------------------------------------------------
(1)  Includes  vested options  exercisable to purchase  522,500 shares within 60 days of December 31, 2001.
(2)  Includes  vested options  exercisable to purchase  522,500 shares within 60 days of December 31, 2001.
(3)  Includes 1 share held  directly,  23,622  shares  held by Mayon  Management
     Corp.,  a  corporation   controlled  by  Mr.  French,  and  vested  options
     exercisable to purchase 280,000 shares within 60 days of December 31, 2001.
(4)  Includes  23,622  shares  held by Mayon  Management  Corp.,  a  corporation controlled by Mr. French,  and vested options  exercisable to purchase,  in the aggregate, 1,895,000 shares within 60 days of December 31, 2001.

As of December 31, 2001, the following options to purchase our shares were outstanding.

        Optionee                       Number of Shares       Exercise Price     Expiration Date
        --------                       ----------------       --------------     ---------------
Issued to officers, directors
and key employees

Gunther Bauer                               120,000               $0.50             12/01/08
Peter E. Braun                              120,000               $0.50             12/01/08
Other Employees and Consultants              60,000               $0.50             12/01/08
Hans Ambos                                   20,000               $0.50              6/28/09
Other Employees and Consultants              34,000               $0.50              6/28/09
Gunther Bauer                                80,000               $0.50               7/7/09
Peter E. Braun                               80,000               $0.50               7/7/09
Hans Ambos                                   40,000               $0.50             10/15/09
John Lawson                                  75,000               $0.50             10/15/09
Hans Ambos                                   35,000               $0.50              6/12/10
Gunther Bauer                                42,500               $0.50              6/12/10
Peter E. Braun                               42,500               $0.50              6/12/10
Other Employees and Consultants              51,000               $0.50              6/12/10
John Lawson                                  25,000               $0.50              1/16/11
Marco Graf von Matuschka                     25,000               $0.50              1/16/11
Other Employees and Consultants              98,000               $0.50              1/16/11
Hans Ambos                                  120,000               $1.37              6/27/11
Gunther Bauer                               280,000               $1.37              6/27/11
Peter E. Braun                              280,000               $1.37              6/27/11
Russell French                              280,000               $1.37              6/27/11
John Lawson                                 135,000               $1.37              6/27/11
Gregory A. Sasges                           120,000               $1.37              6/27/11
Marco Graf von Matuschka                    100,000               $1.37              6/27/11
Other Employees and Consultants             100,000               $1.37              6/27/11
                                       ----------------
Total

Issued to employees and
consultants
Arm & Assoc.                                 30,000               $0.50            6/12/2002
                                       ----------------
Total                                        30,000

TOTAL:                    2,393,000


As of December 31, 2001, a total of 2,363,000 options were issued and unexercised under our Stock Option Plan and a total of 30,000 options were issued and outstanding outside of our Stock Option Plan. On January 18, 2002, we approved the grant of additional options from our Stock Option Plan that will be, when issued, exercisable to acquire 35,000 of our common shares.

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

In December 1998, iQ Germany, Horst Dieter Braun and Peter Braun entered into an Agreement Re: Rights and Interests amending and supplementing the payment terms of the Industrial Property Rights Agreement previously entered into among the parties. The Agreement Re: Rights and Interests provided that the one time payment of DM400,000 due under the Industrial Property Rights Agreement is payable only out of and only to the extent of the gross profits of iQ Germany. In December 1998, iQ Germany, Horst Dieter Braun and Peter Braun entered into a Trademark Assignment Agreement amending and supplementing the Industrial Property Rights Agreement to restate the assignment of all rights and interest in German Trademark No. 2,061,981 for the "iQ" trademark and design. In December 1998, iQ Germany, Horst Dieter Braun and Peter Braun entered into a Patent Assignment Agreement amending and supplementing the Industrial Property Rights Agreement to restate the assignment of all rights and interest in German Patent No. 41 42 628 and other patents and patent applications related to the iQ technology.

In December 1996, iQ Germany entered into an agreement with Dr. Bauer in which Dr. Bauer agreed not to enforce his claim to the payment of DM95,000 owed to Dr. Bauer under an agreement dated March 15, 1994 with us unless iQ Germany has the ability to redeem the obligation or unless a surplus exists after any liquidation of iQ Germany.

We have entered into employment and confidentiality agreements, effective September 1998, with Dr. Braun and Dr. Bauer. We have also entered into a confidentiality agreement with Mr. Russell French. The confidentiality agreements restrict competition with us for a period of five years, and require that our confidential information be kept confidential and that all work product, copyrights, inventions and patents produced during the employment relationship will be our property.

On August 25, 1998, we entered into a consulting agreement with Mayon Management Corp., a corporation controlled by Mr. French, our Vice-President for Business Development. The agreement was for an initial term of three years (with automatic one-year renewals in the absence of either party taking affirmative action to terminate the agreement). Our agreement with Mayon provides for a base annual fee of US$72,000 and for the reimbursement to Mayon of reasonable expenses incurred on our behalf. The agreement superseded a management agreement between Mayon and our company dated January 1997. This agreement was automatically continued for another year on August 25, 2001 and we anticipate that it will be effective through at least August 25, 2002.

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

In connection with the Share Exchange transaction, our shareholders and the former holders of common stock and atypical share of iQ Germany, including Mr. French, Peter Braun, Dr. Bauer, Horst Dieter Braun, Mr. Trenz and Ms. Wittkewitz, entered into a pooling agreement under the terms of which an aggregate of 5,411,260 shares in our company were held in escrow subject to conditions governing their release. As of December 31, 2000, 2,408,580 shares in our company were held in escrow under the terms of the pooling agreement. That Agreement was subsequently amended and extended such that as of December 31, 2001, some 1,098,806 of our Company common shares were held in escrow under the terms of the pooling agreement. Those shares were released to their registered holders effective January 1, 2002.

The Company entered into an agreement to issue a convertible debenture to Mr. John Lawson, our affiliate, pursuant to the terms of a credit facility dated December 13, 2000. Please see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." See also "Item 7. Financial Statements -- Notes to the Consolidated Financial Statements."


Item 13.   Exhibits and Reports on Form 8-K.

(a)        Exhibits and Financial Statement Schedules

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

     2.  Exhibits:
         The following Exhibits are filed as part of this report:

                                  EXHIBIT INDEX

  Exh. No.     Description
  --------     -----------
   2.1(1)      Certificate of Incorporation dated December 20, 1994, for 3099458
               Canada Inc.

   2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

   2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

  Exh. No.     Description
  --------     -----------
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

  Exh. No.     Description
  --------     -----------
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

  Exh. No.     Description
  --------     -----------
   6.40(3)     Cooperation  Agreement  dated  October  19,  1999  between  Yamar
               Electronics Ltd. and iQ Battery R&D GmbH

   6.41(3) Investor Relations Consulting Agreement dated December 8, 1999 between Boyle International (Guernsey) Investor Relations and iQ Power Technology Inc.

   6.42(4) Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology Inc. and Letter of Amendment dated July 31, 2000

   6.43(4) Consulting Agreement dated August 12, 2000, between iQ Power Technology and Richard J. Singer

   6.44(4) Convertible Debenture dated December 27, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

   6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

   6.46(4) Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

   6.47(4) Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

   6.58(4) General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

   6.59(4) Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

   6.60 European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001.

   6.61 Contractual Agreement by and between the Company and Jack Wynn & Co., Inc., dated October 23, 2001.

   7.1(1)      List of Material Foreign Patents

  13.1(1)      Form F-X Consent

  21.1         List of Subsidiaries

  23.1         Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft
---------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 1, 1999.
(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.


(b)  Reports on Form 8-K.

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors.....................................F-2

Consolidated Balance Sheets........................................F-3

Consolidated Statement of Stockholders' Equity (Deficit)...........F-4

Consolidated Statement of Income/(Loss) and Comprehensive
  Income/(Loss)....................................................F-5

Consolidated Statement of Cash Flows ..............................F-6

Notes to the Consolidated Financial Statements ....................F-7

Deloitte & Touche GmbH                                                 DELOITTE
Wirtschaftsprufungsgesellschaft                                        & TOUCHE




Independent Auditors' Report


To the Board of Directors and the Shareholders of iQ Power Technology Inc.
(a development stage company)

We have audited the consolidated balance sheets of iQ Power Technology Inc. (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statement of loss, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001, and for the period from October 10, 1991 (date of incorporation) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated balance sheet of the Company as of December 31, 2001 and 2000 and the consolidated statement of loss, and its cash flows for each of the years in the three year period ended December 31, 2001, and for the period from October 10, 1991 to December 31, 2001, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities when they become due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also described in note 2.




/s/ Deloitte & Touche GmbH
Wirtschaftsprufungsgesellschaft

Munich, Germany, March 25, 2002
iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)
================================================================================


                                                             December 31,       December 31,
                                                                     2001               2000
--------------------------------------------------------------------------------------------
ASSETS

  Current Assets
    Cash and cash equivalents                                       451               183
    Receivable from original shareholders                            78                54
    Other receivables                                               129               138
    Prepaids and deposits                                           160                76
    Other current assets                                             83                 -
  ------------------------------------------------------------------------------------------
  Total current assets                                              901               451

  Non-current Assets
    Equipment, net                                                  459               374
  ------------------------------------------------------------------------------------------
  Total non-current assets                                          459               374

TOTAL ASSETS                                                      1,360               825
--------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Current liabilities
    Accounts payable                                                430               191
    Loans payable due to shareholder                                  -                66
    Accrued payroll and employees benefits                          101                66
    Accrued liabilities                                             225               263
                                                                                      263
  ------------------------------------------------------------------------------------------
    Total current liabilities                                       756               586
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   756               586

SHAREHOLDERS' EQUITY

  Authorized:
    An unlimited number of common shares of no par value
  Issued and outstanding:
    9,746,620 common shares at December 31, 2000
    15,952,124 common shares at December 31, 2001                 8,574             5,941
  Capital surplus/Additional paid-in                              1,850               406
  Accumulated other comprehensive (loss) income                      26               (16)
  Accumulated deficit, during development stage
    (after loss allocation to silent partners)                   (9,846)           (6,092)
  ------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          604               239

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        1,360               825
--------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands except per share data)
================================================================================


                                                       Accumulated      Accumulated                          Total
                                    Common shares       Additional            Other                  Shareholders'
                                  ------------------       Paid-In    Comprehensive    Accumulated          Equity
                                  Shares      Amount       Capital    Income (Loss)        Deficit        (Deficit)
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1991          40    $    60        $     -       $     -        $      (1)       $      59
Issue of shares                                                                                                  -
Net loss                                                                                       (9)              (9)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992          40         60              -             -              (10)              50
Issue of shares                                                                                                  -
Net loss                                                                                       (7)              (7)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993          40         60              -             -              (17)              43
Issue of shares                                                                                                  -
Net loss                                                                                     (193)            (193)
Allocation of loss to
  atypical shares                                                                              37               37
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          40         60              -             -             (173)            (113)
Issue of shares                                                                                                  -
Net loss                                                                                     (341)            (341)
Allocation of loss to
  atypical shares                                                                             379              379
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          40         60              -             -             (135)             (75)
Issue of shares                                                                                                  -
Net loss                                                                                     (496)            (496)
Allocation of loss to
  atypical shares                                                                             139              139
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          40         60              -             -             (492)            (432)
Issue of shares                                                                                                  -
Net loss                                                                                     (597)            (597)
Allocation of loss to
  atypical shares                                                                             312              312
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          40         60              -             -             (777)            (717)
Issue of shares                                                                                                  -
Net loss                                                                                   (1,027)          (1,027)
Allocation of loss to
  atypical shares                                                                             228              228
Other comprehensive (loss) -                                                                                     -
  foreign currency translation
  adjustments                                                                                 (94)             (94)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          40         60              -           (94)          (1,576)          (1,610)
Reorganization of capital on
  reverse acquisition          5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.              4,471,770      5,495                                                          5,495
Stock based compensation                                       396                                             396
Exercise of warrants             139,850        349                                                            349
Net loss                                                                                   (2,157)          (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                176              176
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999   9,731,620      5,904            396            82           (3,733)           2,649
Net loss                               -          -              -             -           (2,359)          (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                          -          -              -           (98)               -              (98)
Exercise of options               15,000         37              -             -                -               37
Stock based compensation               -          -             10             -                -               10
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000   9,745,941      5,941            406           (16)          (6,092)             239
Net loss                               -          -              -             -           (3,754)          (3,754)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                          -          -              -            42                -               42
Issue of shares                5,203,004      2,132              -             -                -            2,132
Stock based compensation                                     1,444                                           1,444
Exercise of options            1,002,500        501              -             -                -              501
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001  15,952,124    $ 8,574        $ 1,850       $    26        $  (9,846)         $   604
-------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/Loss (Expressed in United States dollars; all amounts in thousands except per share data)
================================================================================



                                                      Cumulative from
                                                     date of inception        Year ended        Year ended        Year ended
                                                        to December 31,  to December 31,    to December 31,  to December 31,
                                                                  2001              2001              2000              1999
----------------------------------------------------------------------------------------------------------------------------
SALES AND OTHER REVENUE                                         182                  -                 6                11
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Research and development expenses
      Personnel                                               2,491                599               597               496
      Laboratory                                              1,238                274               260               232
      Office                                                    541                 76               186               145
      Consulting services                                       602                  3                67               131
      Professional fees                                         821                 58                97               133
    ------------------------------------------------------------------------------------------------------------------------
    Total Research & Development expenses                     5,693              1,010             1,207             1,137

    Marketing and general & administrative expenses
      Personnel                                                 602                168               263                91
      Financing                                                 276                  3                65               177
      Office                                                    212                 71                82                25
      Consulting services                                       426                101               223                35
      Professional fees                                         566                260               163                37
      Management fees                                           180                 72                72                36
      Marketing activities                                      217                102               116                 -
      Investor relations                                        620                385               154                80
      Research memberships                                      100                  -                50                50
      Travel                                                    267                 57               107               103
      Other                                                     181                 20                36               125
    ------------------------------------------------------------------------------------------------------------------------
    Total Marketing and G&A expenses                          3,647              1,239             1,331               759

    Stock based compensation                                  1,822              1,444                10               368

    ------------------------------------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                                 11,162              3,693             2,548             2,264

    Interest expense                                            172                 39                 -                15
----------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                               11,334              3,732             2,548             2,279

    Interest and other income                                  (141)                (6)              (72)              (54)
    (Gain)/loss on foreign exchange                            (140)                28              (111)              (57)

INCOME/(LOSS) BEFORE INCOME TAX                             (10,871)            (3,754)           (2,359)           (2,157)

    Income tax                                                    -                  -                 -                 -

NET INCOME/(LOSS)                                           (10,871)            (3,754)           (2,359)           (2,157)
----------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (loss)                            26                 42               (98)              176

COMPREHENSIVE INCOME/(LOSS)                                 (10,845)            (3,712)           (2,457)           (1,981)
----------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, on net loss                 (1.56)             (0.29)            (0.24)            (0.28)

Basic and diluted weighted average
    number of shares outstanding                          6,957,624         12,730,393         9,743,784         7,583,981
----------------------------------------------------------------------------------------------------------------------------

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States dollars; all amounts in thousands)
================================================================================



                                                    Cumulative from
                                                  date of inception      Year ended       Year ended       Year ended
                                                    to December 31,     December 31,     December 31,    December 31,
                                                               2001             2001             2000            1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  (10,871)         (3,754)          (2,359)         (2,157)
Items not affecting cash
  Depreciation and amortization                               277              70               92              71
  Stock based compensation                                  1,822           1,444               10             368
Changes in non-cash working capital
  (Increase) decrease in other receivable                    (151)            (21)              50             (42)
  (Increase) decrease in prepaids and deposits               (160)            (84)             (61)              4
  Increase (decrease) in accounts payable                     439             249               60            (707)
  Increase (decrease) in accrued liabilities                  337               8              273            (163)
  (Increase) decrease in other assets                         (84)            (84)               -               -
---------------------------------------------------------------------------------------------------------------------
                                                           (8,391)         (2,172)          (1,935)         (2,626)
INVESTING ACTIVITY
  Additions to property, plant and equipment                 (753)           (173)            (168)           (300)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of bank overdraft                                   -               -               (1)           (124)
  Repayment of long-term debt                                   -               -               (2)             (2)
  Increase (decrease) in due to shareholder                   138             134               66             (13)
 Advances received from external parties                      296               -                -               -
 Cash acquired on business combination                      4,718               -                -           4,718
 Advances from subsidiary                                     581               -                -             260
 Issue of capital stock                                     2,879           2,433               37             349
 Issuance of atypical shares                                1,025               -                -               -
---------------------------------------------------------------------------------------------------------------------
                                                            9,637           2,567              100           5,188
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            493             222           (2,003)          2,262

EFFECT OF FOREIGN EXCHANGE MOVEMENT                           (42)             46              (97)              8

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           -             183            2,283              13
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               451             451              183           2,283
---------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


1.   NATURE OF OPERATIONS

     iQ Power Technology Inc. ("iQ Power") was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research & Development GmbH ("iQ Battery"). The business combination has been accounted for as a reverse acquisition with iQ Battery being identified as the acquirer. Although iQ Battery is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of iQ Power as the surviving corporation does not change. Herein after iQ Power and its subsidiary are referred to as "the Company".

     iQ Battery, established in 1991, is conducting research and product development in the area of intelligent performance-improved battery systems. The Company's first product is an intelligent car battery, in which electronics, microprocessors and software manage the energy. The know-how is based on a patent acquired from the founding shareholders of iQ Battery.

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


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of December 31, 2001, the Company has a positive working capital position. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. In September 2001, a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. In the fourth quarter the Company raised additional funds through the private placement of 1,019,344 units of the Company at US$0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


2.   CONTINUING OPERATIONS (Continued)

     common share of the Company for US$1.00 (see note 5 (g) for more details on the warrants). The subscribers to the private placements were non-U.S. persons outside the United States of America.

     The Company has used the proceeds to fund  research and  development  of iQ
     Battery's technology, expansion of the Company's marketing and sales activities and general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders. The Company has signed agreements to jointly develop its applications with large corporations. Such alliances involve the utilization of certain aspects of the Company's technology. The ability of the Company to succeed in these alliances is dependent upon the Company's ability to obtain additional financing. The Company has been active in its search for such financing. Management believes that the Company will be able to obtain the necessary financing.

     As of December 31, 2001, the Company's current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Foreign currency translation

          The Company's current activities result in transactions denominated in US dollars, German Deutsche Marks, Euros, and Canadian dollars. The Company has determined that the United States dollar is the appropriate currency for reporting purposes and is the functional currency for iQ Power. Transaction amounts denominated in foreign currencies are translated into US dollars at exchange rates prevailing at the transaction dates. Carrying values of non-US dollar assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate prevailing at that date. Gains and losses arising from adjustment of foreign assets and liabilities are included in the consolidated statement of loss and comprehensive loss.

          The functional currency of iQ Battery is the EURO. iQ Battery had previously reported its internal financial statements in German Deutsche Marks, but as of January 1, 2002 the entity successfully transitioned its systems to the Euro. The German Deutsche Marks have been translated into Euros using the fixed exchange rate applicable since January 1, 1999 ((euro) 1 = DM 1.95583). Assets and liabilities of iQ Battery are translated into their US dollar equivalents at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. The US dollar effect arising from translation of the financial statements at changing rates is recorded as a separate component of comprehensive income (loss).

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

     (f)  Research and development

          Research and development costs are expensed as incurred. Transfer of intangible assets, in the amount of DM400,000 (patent and registered design), by founding shareholders of the Company is not reflected in the accompanying financial statements. (See note 8)
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (g)  Impairment of long-lived assets

          The carrying value of long-lived assets, principally equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related assets.

     (h)  Stock based compensation

          In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Therefore, as of December 31, 2001, the fair value of the Company's stock exceeded the adjusted exercise price, thus resulting in the recognition of compensation expense. Under APB 25, if the exercise price of employee stock options issued under a fixed plan equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 7(c)). Stock options granted to non-employees result in the recognition of expenses upon the fair value of such stock options.

     (i)  Financial instruments and risk concentration

          The Company estimates that the carrying values of its cash and cash equivalents, current receivables, and payables, approximate fair value at December 31, 2001 and 2000 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company's practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any particular institution and does not believe it is exposed to any significant credit risk.

     (j)  Earnings per Share

          The Company presents earnings per share ("EPS") data in accordance with the requirements of SFAS No. 128. Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities. At December 31, 2001, 2000, and 1999, all of the 3.4 million, 2.0 million, and 1.9 million, respectively, of the exercisable stock options under the Stock Option
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Plan and outside the Stock Option Plan were excluded from the computation of diluted EPS since their inclusion would have resulted in an antidilutive effect.

     (k)  Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income", requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Amounts represent gains and losses on foreign currency translation adjustments.

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

     (m)  Recent pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for fiscal years beginning after June 15, 2000 and must be applied to instruments issued, acquired or substantively modified after December 31, 1997. The Company currently does not use derivatives to manage its exposure to foreign exchange and interest rate risk. The Company adopted SFAS 133 as of January 1, 2001 which had no effect on its financial statements.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard. The Company currently does not have any goodwill or other intangible assets on its books as of December 31, 2001 and will adopt SFAS No. 142 as of January 1, 2002. Management believes that the adoption of this Statement will have no effect on its financial statements. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of
          Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). The Company will adopt SFAS No. 144 as of January 1, 2002 and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results or operations.

     (n)  Reclassifications

          Certain   amounts  in  the  2000   financial   statements   have  been
          reclassified to conform to the presentation used in 2001. Such reclassifications had no effect on financial position or results of operations.


4.   EQUIPMENT

     Equipment is as follows (in thousands):

                                                December 31,        December 31,
                                                      2001                2000
                                            --------------       -------------
     Equipment, at cost                     $           694      $         546
     Less accumulated depreciation          $           235      $         172
     -------------------------------------------------------------------------
     Net book value                         $           459      $         374
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


5.   SHARE CAPITAL

     Authorized
       An unlimited number of common shares
     Issued and outstanding

                                                                Number of
                                                            Common shares       Amount ($ 000)
                                                            -------------       --------------
       Balance, January 1, 1998 (iQ Power)                       787,896                   493
       Private placement, issued cash                           1,483,874                  927
       ---------------------------------------------------------------------------------------
       Balance, December 31, 1998                              2,271,770                 1,420

       Shares issued for cash                                   2,200,000                5,500
       Issue costs                                                      -                (653)
       ---------------------------------------------------------------------------------------
       Balance, June 17, 1999                                   4,471,770                6,267
       Adjustment for
       reverse acquisition on June 17, 1999                             -              (6,207)
       ---------------------------------------------------------------------------------------
                                                                4,471,770                   60

       Issued to effect the reverse acquisition                 5,120,000                5,495
       Warrants exercised during the year                         139,850                  349
       ---------------------------------------------------------------------------------------
       Balance, December 31, 1999                               9,731,620                5,904

       Options exercised during the year                           15,000                   37
       ---------------------------------------------------------------------------------------
       Balance, December 31, 2000                               9,746,620                5,941

       Private placement, issued for cash                       4,352,677                1,714
       Other shares issued                                        850,327                  419
       Options exercised during the year                        1,002,500                  501
       ---------------------------------------------------------------------------------------
       Balance, December 31, 2001                              15,952,124                8,574


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

     (a)  Agent's Warrants

          As a part of the issuance of 2,200,000 common shares, the agent to the offering was granted 220,000 Agent Warrants entitling the agent to purchase 220,000 common shares for $2.50 per share in the first year of the warrant and for $3.75 per share in the second year of the warrant. In 1999, 139,850 warrants were exercised for proceeds of $350,000. In May 2001 the remaining 80,150 warrants were cancelled.

     (b)  Service warrants

          The US Investor Relations Service Agreement dated June 28, 1999 was terminated in November 12, 1999 and the 200,000 warrants provided for under the IR Agreement were cancelled. In December 1999, the Company issued 40,000 one year Service Warrants, each warrant entitling the holder to purchase one common share exercisable as follows:

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================



5.   SHARE CAPITAL (Continued)

          (i) 20,000 warrants vesting on execution of Investor Relations Agreement, exercisable at a price of $5.00 per share;

          (ii) 20,000 warrants vesting June 1, 2000, exercisable at a price of $7.50 per share.

          As of December 31, 2000, all warrants have been cancelled.

     (c)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 3,448,000 common shares for issuance under the Stock Option Plan. Thereof 1,593,000 options were granted in 2001 - 178,000 options in January 2001 and 1,415,000 options in June 2001. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

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

          The Company grants stock options both under the Stock Option Plan and by way of individual grants outside of the Stock Option Plan. Under the Stock Option Plan the following options and warrants have been granted and remain outstanding at December 31, 2001:


                                                            Stock Options      Weighted Average
                                                             and Warrants        Exercise Price
          Outstanding as of January 01, 1999                    1,130,000                  2.50

          Granted during fiscal year 1999                       1,098,000                  4.65
          Exercised during fiscal year 1999                       139,850                  3.13
          Forfeited during fiscal year 1999                       200,000                  7.97
          -------------------------------------------------------------------------------------
          Outstanding as of December 31, 1999                   1,888,150                  3.12

          Granted during fiscal year 2000                         450,000                  1.50
          Exercised during fiscal year 2000                        15,000                  1.50
          Forfeited during fiscal year 2000                       320,500                  4.71
          -------------------------------------------------------------------------------------
          Outstanding as of December 31, 2000                   2,002,650                  1.57

          Granted during fiscal year 2001                       2,612,344                  1.17
          Exercised during fiscal year 2001                     1,002,500                  0.50
          Forfeited during fiscal year 2001                       200,150                  1.55
          -------------------------------------------------------------------------------------
          Outstanding as of December 31, 2001                   3,412,344                  1.01

          Options exercisable at December 31, 2001              3,323,344                  1.02

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


5.   SHARE CAPITAL (Continued)

     SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognised over the exercise period. During the year ended December 31, 2001 and 2000, the Company issued options to individuals other than employees and directors which under SFAS No. 123 are recognised as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS No. 123.

     On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Therefore, as of December 31, 2001, the fair value of the Company's stock exceeded the adjusted exercise price, thus resulting in the recognition of compensation expense. For the year ending on December 31, 2001, $1,444,375 of compensation expense was recognized in the financial statements.

     Had compensation cost for the Company's share options granted to employees been determined based on the fair value method as defined in SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

                                                  Year ended        Year ended         Year ended
                                                December 31,      December 31,       December 31,
                                                        2001              2000               1999
                                                ------------     -------------       ------------
     Net loss
       As reported                              $    (3,708)      $    (2,359)       $    (2,157)
       SFAS No. 123 pro forma                   $    (2,189)      $      (833)       $    (2,014)
     ------------------------------------------------------------------------------------------
     Pro forma net loss                         $    (5,897)      $    (3,192)       $    (4,171)

     Loss per share
       As reported                              $     (0.29)      $     (0.24)       $     (0.28)
       SFAS No. 123 pro forma                   $     (0.17)      $     (0.09)       $     (0.27)
     ------------------------------------------------------------------------------------------
     Pro forma net loss                         $     (0.46)      $     (0.33)       $     (0.55)

     The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the years ended December 31, 2001, 2000, and 1999 were $1.22, $1.14, and $0.52 per share, respectively. The fair value of these options was estimated at the date of grant using a weighted average volatility factor between 20% and 240% depending on grant date, a dividend yield of 0%, a weighted average expected life of the stock options between 3 to 9.73 years, and a risk free interest rate of 5.19% to 6.18% depending on grant date.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


5.   SHARE CAPITAL (Continued)

     (d)  Incentive Share Plan

          In July 2001, the Company instituted an Incentive Plan reserving 1,500,000 shares for issue to officers, directors, employees of the company and its subsidiary and other persons, including consultants as an incentive. No incentive shares have been granted under this plan as of December 31, 2001.

     (e)  Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

     (f)  iQ share capital

          The registered capital of iQ Battery is DM 100,000 (EURO 51,129), which is fully paid. All equity securities were acquired by iQ Power as part of the business combination.

     (g)  Issuance of shares due to private placements

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


5.   SHARE CAPITAL (Continued)

          In  October  and  November  2001,  the  Company  completed  a  private placement of 1,019,344 units of the Company at $0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 91,934 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

          The attached warrants, discussed above, are exercisable for a period of six months following the closing of the private placement and entitles the holder to purchase one additional common share of the Company for $1.00. The combined fair value of the warrants as of the date of the private placement was approximately $635,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

     (h)  Issuance of shares due to consulting agreements

          On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of December 31, 2001, the Company had issued Magdalena 145,950 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

          On July 1, 2001, the Company entered into a German Public Relations Consulting Agreement with Holtermann & Team GmbH (H&T), a non-U.S. person outside the United States. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 ($6,822) per month for such services. Of the consulting fee, EUR 5,000 is due monthly while the remaining EUR 2,500 is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis. As of December 31, 2001, the Company had issued Holtermann & Team 8,600 common shares under the agreement. The agreement has an initial term of 12 months.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


6.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the twelve months ended December 31, 2001 of $72.000 (2000 - $72,000; 1999 - $36,000) were paid to a company with a common director.

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

     (d) The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and are secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures are convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture is payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and
          CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction. On May 24, 2001, the lender opted to convert CDN$77,365 ($50,000) of the convertible debenture into 100,000 common shares of the Company. On August 29, 2001 and on October 3, 2001, the lender converted CDN$77,015 ($50,000) into 100,000 common shares and CDN$117,615 ($75,000) into 150,000 common shares respectively. The remaining convertible debenture including the outstanding interest, CDN$79,961 ($50,255) was converted on December 31, 2001 into 100,510 common shares.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


6.   RELATED PARTY TRANSACTIONS (Continued)

     (e) iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders and directors of iQ Battery. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive DM 400,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.


7.   OPERATING LEASE

     The Company has operating leases for certain equipment and facilities. For the years 2001, 2000, and 1999 the operating lease payments were (in 000) $168, $177 and $132 respectively. As at December 31, 2001 obligations to make future minimum lease payments were as follows (to be made in the years ending December 31, in $ 000):

                             Year                  Lease payment
                             ----                  -------------
                             2002                            149
                             2003                            131
                             2004                            125
                       Thereafter                            121


     The company accounts for its income taxes using the asset and liability approach, as stipulated under SFAS No. 109. For all periods presented the provision for income taxes differs from the federal corporation income tax rate of 25% (2001), and 40% (2000 and 1999) because no benefit was realized for operating losses incurred.


8.   INCOME TAXES

     As at December 31, 2001 the Company had total deferred income tax assets relating to loss carryforwards of $3,046,648 (2000 - $2,479,548 1999 -
     $1,560,188) which have been reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred income tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company's operating history.

     As of December 31, 2001 the Company had net operating loss carryforwards of
     approximately   $8,334,493  for  corporation   income  taxes.   These  loss
     carryforwards have no set expiry dates.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2001
(Expressed in United States dollars; tabular amounts in thousands except per share data)
================================================================================


9.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. All of the Company's significant physical assets are located in Germany.


10.  LITIGATION

     The Company has been named as a defendant in lawsuits in the normal course of its business. In the opinion of management, the liabilities, if any, resulting from these matters will not have a material effect on the financial statements of the Company.


11.  SUBSEQUENT EVENT

     Subsequent to the year ended December 31, 2001, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The Company paid a finder's fee of 95,000 common shares in connection with the offering. The securities were issued subject to resale restrictions. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002.

                                          IQ POWER TECHNOLOGY INC.


                                      By: /s/ Peter E. Braun
                                          --------------------------------------
                                          Peter E. Braun, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of iQ Power Technology Inc. in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

                               President, Chief Executive
                               Officer and Director
/s/ Peter E. Braun             (principal executive officer)      March 27, 2002
--------------------------
Peter E. Braun


                               Head of Finance & Controlling,
/s/ Marco Graf v. Matuschka    IQ Battery                         March 27, 2002
--------------------------     (principal financial officer)
Marco Graf v.  Matuschka


/s/Gunther Bauer               Vice-President, Research and
--------------------------     Development and Director           March 27, 2002
Dr. Gunther C. Bauer


/s/Russell French              Director                           March 27, 2002
--------------------------
Russell French


/s/Hans Ambos                  Director                           March 27, 2002
--------------------------
Hans Ambos


/s/ Gregory Sasges             Secretary and Director             March 27, 2002
--------------------------
Gregory A. Sasges


/s/ John Lawson                Director                           March 28, 2002
--------------------------
John Lawson

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

  Exh. No.     Description
  --------     -----------
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

  Exh. No.     Description
  --------     -----------
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

   6.42(4) Corporate Consulting Agreement May 1, 2000, between TRT Capital Projects Inc. and iQ Power Technology Inc. and Letter of Amendment dated July 31, 2000

   6.43(4) Consulting Agreement dated August 12, 2000, between iQ Power Technology and Richard J. Singer

   6.44(4) Convertible Debenture dated December 27, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

   6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

   6.46(4) Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

   6.47(4) Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

   6.58(4) General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

   6.59(4) Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

   6.60 European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001.

   6.61 Contractual Agreement by and between the Company and Jack Wynn & Co., Inc., dated October 23, 2001.

   7.1(1)      List of Material Foreign Patents

  13.1(1)      Form F-X Consent

  21.1         List of Subsidiaries

  23.1         Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft
---------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 1, 1999.
(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.