Form 10QSB
period 2002-03-31
IQ POWER TECHNOLOGY INC
filed 2002-05-15
CIK 1072667

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

     For the quarterly period ended March 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _________________.

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding common shares, without par value, of the registrant at March 31, 2002 was 17,063,974.

     Transitional  Small Business  Disclosure Format (check one): Yes ; No

                               IQ POWER TECHNOLOGY

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2002


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION ..............................................1

  ITEM 1. FINANCIAL STATEMENTS ...............................................1

          Unaudited Consolidated Balance Sheets...............................1

          Unaudited Consolidated Statement of Income/(Loss) and
             Comprehensive Income/(Loss)......................................2

          Unaudited Consolidated Statements of Cash Flow......................3

         Unaudited Consolidated Statements of Shareholders'...................5
            Equity (Deficit)

          Notes to the Unaudited Consolidated Financial Statements ...........5


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..............................12

PART II - OTHER INFORMATION ..................................................19

  ITEM 1. LEGAL PROCEEDINGS ..................................................19

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................19

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................20

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................20

  ITEM 5. OTHER INFORMATION ..................................................20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................20

SIGNATURES ...................................................................24

Item 1.  Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)
================================================================================


                                                                   March 31,       December 31,
                                                                     2002               2001
---------------------------------------------------------------------------------------------
ASSETS
  Current Assets
    Cash and cash equivalents                                         487                451
    Receivable from original shareholders                              72                 78
    Other receivables                                                 151                129
    Prepaids and deposits                                             166                160
    Other current assets                                              103                 83

  -------------------------------------------------------------------------------------------
  Total current assets                                                979                901

  Non-current Assets
    Equipment, net                                                    457                459
  -------------------------------------------------------------------------------------------
  Total non-current assets                                            457                459

TOTAL ASSETS                                                        1,436              1,360
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
    Current liabilities
      Accounts payable                                                410                430
      Accrued payroll and employees benefits                           37                101
      Advances                                                          3                  -
      Accrued liabilities                                             218                225
    -----------------------------------------------------------------------------------------
    Total current liabilities                                         668                756
  -------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                   668                756

  SHAREHOLDERS' EQUITY
    Authorized:
      An unlimited number of common shares of no par value
    Issued and outstanding:
      15,952,124 common shares at December 31, 2001
      17,063,974 common shares at March 31, 2002                    9,255              8,574
    Capital surplus/Additional paid-in                              1,807              1,850
    Accumulated other comprehensive (loss) income                      64                 26
    Accumulated deficit, during development stage
      (after loss allocation to silent partners)                  (10,358)            (9,846)
  -------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                          768                604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          1,436              1,360
---------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/ (Loss) (Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)
================================================================================

                                                    Cumulative from        Three months    Three months
                                                   date of inception           ended          ended
                                                       to March 31,          March 31,      March 31,
                                                          2002                 2002           2001
----------------------------------------------------------------------------------------------------
SALES AND OTHER REVENUE                                    182                   -                 -
----------------------------------------------------------------------------------------------------
EXPENSES
  Research and development expenses
    Personnel                                            2,631                 140               178
    Laboratory                                           1,308                  70                80
    Office                                                 556                  15                11
    Consulting services                                    620                  19                 1
    Professional fees                                      840                  18                13
----------------------------------------------------------------------------------------------------
  Total Research & Development expenses                  5,955                 262               283

  Marketing and general & administrative expenses
    Personnel                                              646                  44                42
    Financing                                              277                   1                 1
    Office                                                 226                  15                17
    Consulting services                                    459                  33                30
    Professional fees                                      585                  18                68
    Management fees                                        198                  18                18
    Marketing activities                                   238                  21                10
    Investor relations                                     704                  84                41
    Research memberships                                   100                   -                 -
    Travel                                                 281                  14                 8
    Other                                                  184                   2                 3
----------------------------------------------------------------------------------------------------
  Total Marketing and G&A expenses                       3,898                 250               238

  Stock based compensation                               1,779                 (43)                -
----------------------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES                              11,632                 469               521
  Interest expense                                         172                   1                 -
----------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                          11,804                 470               521
  Interest and other income                               (142)                  -                 -
  (Gain)/loss on foreign exchange                          (98)                 42                41

INCOME/(LOSS) BEFORE INCOME TAX                        (11,382)               (512)             (562)
  Income tax                                                 -                   -                 -

NET INCOME/(LOSS)                                      (11,382)               (512)             (562)
----------------------------------------------------------------------------------------------------
  Other comprehensive income (loss)                         64                  38                37

COMPREHENSIVE INCOME/(LOSS)                            (11,319)               (474)             (525)
----------------------------------------------------------------------------------------------------
Basic and diluted loss per share, on net loss            (1.57)              (0.03)            (0.06)

Basic and diluted weighted average
  number of shares outstanding                       7,256,674          16,887,648         9,746,620
----------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flow
(Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)
================================================================================


                                                     Cumulative from    Three months  Three months
                                                   date of inception        ended            ended
                                                     to March 31,       March 31,        March 31,
                                                             2002            2002             2001
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  (11,382)           (512)            (562)
Items not affecting cash
  Depreciation and amortization                               302              25               24
  Stock based compensation                                  1,779             (43)               -
Changes in non-cash working capital
  (Increase) decrease in other receivable                    (170)            (19)              30
  (Increase) decrease in prepaids and deposits               (167)             (7)             (14)
  Increase (decrease) in accounts payable                     424             (15)             199
  Increase (decrease) in accrued liabilities                  269             (70)              10
  (Increase) decrease in other assets                        (105)            (22)               -
----------------------------------------------------------------------------------------------------
                                                           (9,050)           (663)            (313)
INVESTING ACTIVITY
  Additions to property, plant and equipment                 (785)            (27)              (1)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Increase (decrease) in due to shareholder                   138               -              133
  Advances received from external parties                     299               4                -
  Cash acquired on business combination                     4,718               -                -
  Advances from subsidiary                                    581               -                -
  Issue of capital stock                                    3,561             681                -
  Issuance of atypical shares                               1,025               -                -
----------------------------------------------------------------------------------------------------
                                                           10,322             685              133
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            487              (5)            (180)

EFFECT OF FOREIGN EXCHANGE MOVEMENT                             -              41               35

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           -             451              183
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               487             487               38
----------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)

==================================================================================================================
                                                                              Accumulated                        Total
                                              Common shares     Additional        Other                        Shareholders'
                                         -------------------     Paid-In     Comprehensive    Accumulated         Equity
                                            Shares   Amount      Capital      Income (Loss)      Deficit         (Deficit)
                                         ---------- --------   ------------   -------------   -----------      -------------

Balance at December 31,                       40    $   60      $        -    $        -      $       (1)        $      159
Issue of shares
Net loss                                                                                              (9)                (9)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                  40        60               -             -             (10)                50
Issue of shares
Net loss                                                                                              (7)                (7)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                  40        60               -             -             (17)                43
Issue of shares
Net loss                                                                                            (193)              (193)
Allocation of loss to
  atypical shares                                                                                     37                 37
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                  40        60               -             -            (173)              (113)
Issue of shares
Net loss                                                                                            (341)              (341)
Allocation of loss to
  atypical shares                                                                                    379                379
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                  40        60               -             -            (135)               (75)
Issue of shares
Net loss                                                                                            (496)              (496)
Allocation of loss to
  atypical shares                                                                                    139                139
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                  40        60               -             -            (492)              (432)
Issue of shares
Net loss                                                                                            (597)              (597)
Allocation of loss to
  atypical shares                                                                                    312                312
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  40        60               -             -            (777)              (717)
Issue of shares
Net loss                                                                                          (1,027)            (1,027)
Allocation of loss to
  atypical shares                                                                                    228              228
Other comprehensive (loss)
  foreign currency translation
  adjustments                                                                                        (94)             (94)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  40        60               -           (94)         (1,576)          (1,610)
Reorganization of capital on
  reverse acquisition                  5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                      4,471,770     5,495                                                          5,495
Stock based compensation                                               396                                            396
Exercise of warrants                     139,850       349                                                            349
Net loss                                                                                          (2,157)          (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                        176                              176
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           9,731,920     5,904             396            82          (3,733)           2,649
Net loss                                       -         -               -             -          (2,359)          (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                  -         -               -           (98)              -              (98)
Exercise of options                       15,000        37               -             -               -               37
Stock based compensation                       -                        10             -               -               10
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           9,746,620     5,941             406           (16)         (6,092)             239
Net loss                                       -         -               -             -          (3,754)          (3,754)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                  -         -               -            42               -               42
Issue of shares                        5,203,004     2,132               -             -               -            2,132
Stock based compensation                                             1,444                                          1,444
Exercise of options                    1,002,500       501               -             -               -              501
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          15,952,124   $ 8,574        $  1,850      $     26       $  (9,846)        $    604
Net loss                                       -         -               -             -            (512)            (512)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                  -         -               -            38               -               38
Issue of shares                        1,111,850       681               -             -               -              681
Stock based compensation                                               (43)                                           (43)
Exercise of options                            -         -               -             -                -               -
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002             17,063,974   $ 9,255        $  1,807      $     64       $ (10,358)        $    768
-----------------------------------------------------------------------------------------------------------------------------


            See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================

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


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of March 31, 2002, the Company has a positive working capital position. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. In September 2001, a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. In the fourth quarter of 2001, the Company raised additional funds through the private placement of 1,019,344 units of the Company at US$0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================


2.   CONTINUING OPERATIONS (Continued)

     common share of the Company for US$1.00. In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The subscribers to the private placements were non-U.S. persons outside the United States of America.

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

     As of March 31, 2002, the Company's current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


3.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

     In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================


4.   SHARE CAPITAL

     Authorized
     An unlimited number of common shares
     Issued and outstanding

                                                               Number of
                                                           Common shares        Amount ($ 000)
                                                           -------------       ---------------
     Balance, January 1, 1998 (iQ Power)                         787,896                   493
     Private placement, issued cash                            1,483,874                   927
     -----------------------------------------------------------------------------------------
     Balance, December 31, 1998                                2,271,770                 1,420

     Shares issued for cash                                    2,200,000                 5,500
     Issue costs                                                       -                  (653)
     -----------------------------------------------------------------------------------------
     Balance, June 17, 1999                                    4,471,770                 6,267
     Adjustment for
     reverse acquisition on June 17, 1999                              -                (6,207)
     -----------------------------------------------------------------------------------------
                                                               4,471,770                    60

     Issued to effect the reverse acquisition                  5,120,000                 5,495
     Warrants exercised during the year                          139,850                   349
     -----------------------------------------------------------------------------------------
     Balance, December 31, 1999                                9,731,620                 5,904

     Options exercised during the year                            15,000                    37
     -----------------------------------------------------------------------------------------
     Balance, December 31, 2000                                9,746,620                 5,941

     Private placement, issued for cash                        4,352,677                 1,714
     Other shares issued                                         850,327                   419
     Options exercised during the year                         1,002,500                   501
     -----------------------------------------------------------------------------------------
     Balance, December 31, 2001                               15,952,124                 8,574

     Private placement, issued for cash                        1,045,000                   618
     Other shares issued                                          66,850                    63
     Options exercised during the quarter                              -                     -
     -----------------------------------------------------------------------------------------
     Balance, March 31, 2002                                  17,063,974                 9,255

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

     (a)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 3,448,000 common shares for issuance under the Stock Option Plan. Thereof 30,000 options were granted in the first quarter 2002 with an exercise price of $1.00. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================


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

          SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognised over the exercise period. During the years ended December 31, 2001 and 2000, the Company issued options to individuals other than employees and directors which under SFAS No. 123 are recognised as share-based compensation. If all services have been rendered by the date of grant, the fair value of the options are recognized as compensation expense as of that date. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has therefore adopted the disclosure-only provision of SFAS No. 123.

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plan from $1.50 to $0.50 for all options granted under and outside of the plan. Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior ro the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification. For the quarter ending on March 31, 2002, $43,000 of compensation expense recovery was recognized in the financial statements.

     (b)  Incentive Share Plan

          In July 2001, the Company instituted an Incentive Plan reserving 1,500,000 shares for issue to officers, directors, employees of the Company and its subsidiary and other persons, including consultants as an incentive. No incentive shares have been granted under this plan as of March 31, 2002.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

     (c)  Loss per share

          Loss per share calculations give effect to the reverse takeover described in Note 1.

     (d)  iQ share capital

          The registered capital of iQ Battery is EURO 51,129, which is fully paid. All equity securities were acquired by iQ Power as part of the business combination.

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

          In January 2002, the Company completed a private placement of 950,000 units of the Company at $0.65 per unit for proceeds of $617,500, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 95,000 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

          The combined fair value of the attached warrants as of the date of the private placement was approximately $360,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

     (f)  Issuance of shares due to consulting agreements

          On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of March 31, 2002, the Company had issued Magdalena 208,500 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

          On July 1, 2001, the Company entered into a German Public Relations Consulting Agreement with Holtermann & Team GmbH ("H&T"), a non-U.S. person outside the United States. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 (approximately $6,500) per month for such services. Of the consulting fee, EUR 5,000 is due monthly while the remaining EUR 2,500 is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis. As of March 31, 2002, the Company had issued H&T 12,900 common shares under the agreement. The agreement has an initial term of 12 months.


5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended March 31, 2002 of $18,000 (2001 - $18,000) were paid to a company with a common director.

     (b) The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and were secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures were convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture was payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and
          CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction. On
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended March 31, 2002
(Expressed in United States dollars; tabular amounts
in thousands except per share data)
================================================================================


5.   RELATED PARTY TRANSACTIONS (Continued)

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

     (c) iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders, of which one is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive EUR 205,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.


6.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. The majority of the Company's significant physical assets are located in Germany.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter "iQ Germany" or "iQ Battery") (hereinafter collectively, referred to as "we," "us," "our," iQ Power" and "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in
Part I of the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 2, 2002.

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

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company believes that it will be able to generate revenues from sales of its "MagiQ" battery beginning in the second half of 2002. The Company anticipates that it may, in the future, generate additional revenues from service agreements with battery manufacturers and licensing agreements, although the Company currently has no such service or licensing agreements in place. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

The Company believes that its historic spending levels are not indicative of future spending levels because it is in a period in which it will increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses and accumulated deficit during the development stage will increase significantly before it generates material revenues.


Critical Accounting Policy

Financial   Reporting  Release  (FRR)  No.  60,   "Cautionary  Advice  Regarding
Disclosure About Critical Accounting Policies," requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include stock based compensation.

In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Under APB 25, if the exercise price of employee stock options issued under a fixed plan equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized
(see Note 4(a)). Stock options granted to non-employees result in the recognition of expenses upon the fair value of such stock options as prescribed under SFAS No. 123. Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior to the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification.

The Company's accounting for stock options is significant because of the effect the compensation expense has on the Company's results. As the Company begins to produce their product in the future and begins to earn revenue on sales of the product, the compensation expense associated with the Company's stock options will have a significant effect on its ability to incur positive net results.

Related Party Transactions

Financial Reporting Release (FRR) No. 61, "Effects of transactions with related and certain other parties," requires all companies to include a discussion of all material transactions with related and certain other parties to the Company. As discussed in Note 5 of the financial statements, the following related party transactions were noted:

Management fees for the three months ended March 31, 2002 of $18,000 (2001 - $18,000;) were paid to a company with a common director.

The Company issued convertible debentures to John Lawson, a Director of the Company, in the aggregate principal amount of CDN$300,000, at the annual rate of 24%, payable monthly in arrears. The convertible debentures were issued pursuant to the terms of a credit facility dated December 13, 2000, and were secured by the assets of the Company and its subsidiary under the terms of a General Security Agreement of equal date. The convertible debentures were convertible into common shares of the Company, at the rate of $0.50 per share. The convertible debenture was payable one month after demand by the holder, and the Company may prepay the convertible debenture without penalty. The Company received net proceeds in the amount of CDN$100,000 ($66,000) from the issuance of the convertible debenture in December 2000, and CDN$200,000 ($132,000) in January 2001. No fees were paid in connection with this transaction. On May 24, 2001, the lender opted to convert CDN$77,365 ($50,000) of the convertible debenture into 100,000 common shares of the Company. On August 29, 2001 and on October 3, 2001, the lender converted CDN$77,015 ($50,000) into 100,000 common shares and CDN$117,615 ($75,000) into 150,000 common shares respectively. The remaining convertible debenture including the outstanding interest, CDN$79,961 ($50,255) was converted on December 31, 2001 into 100,510 common shares.

iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders of which one is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive EUR 205,000 (approximately $180,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

The Company's Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues. No revenues were recorded for either the three month period ended March 31, 2002 or the three month period ended March 31, 2001. The Company anticipates that it will generate revenues from sales of its "MagiQ" battery beginning in the second half of 2002, provided adequate financing is available for marketing and distribution.

Total Operating Expenses. The Company had total operating expenses of $469,000 for the three month period ended March 31, 2002, compared to $521,000 for the same period in 2001. Total operating expenses for the three month period ended March 31, 2002 included research and development expenses of $262,000 ($283,000
- 2001) and marketing and general and administrative expenses of $250,000 ($238,000 - 2001), offset by non-cash stock-based compensation income of $43,000 (nil - 2001). Total operating expenses decreased by $52,000 or 10% for the three month period ended March 31, 2002, compared to the same period in 2001, due primarily to the non-cash stock-based compensation income and an overall decrease in operating expenses.

Research and Development Expenses. Research and development expenses in total were $262,000 for the three months ended March 31, 2002 compared to $283,000 for the same period in 2001, a decrease of $21,000 or 7.4%. Research and development personnel costs decreased by $38,000 from $178,000 for the first quarter in 2001 to $140,000 for the first quarter in 2002 as the Company concentrated on finalizing the personnel intensive pre-series development of the MagiQTM battery technology during 2001. Laboratory expenses related to research and development decreased for the three months ended March 31, 2002 to $70,000 from $80,000 for the comparable period in 2001. Consulting services increased significantly from $1,000 for the first quarter in 2001 to $19,000 for the first three months in 2002 as the Company used consulting services related to its quality assurance certification process. Research and development office expenses increased from $11,000 for the three month period ending March 31, 2001 to $15,000 for the same period in 2002. Our professional fees associated with research and development increased to $18,000 in the first quarter of 2002, compared to $13,000 in 2001. The higher expenses were related to patent attorney fees.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $250,000 for the three month period ended March 31, 2002 from $238,000 for the same period in 2001, an increase of $12,000 or 5.0%. This increase resulted from the implementation of the Company's strategy to build awareness of its public corporate presence and its efforts to market the MagiQTM battery technology in 2002. Investor relations expenses increased to $84,000 for the three months period ended March 31, 2002, from $41,000 for the same period in 2001, an increase of $43,000. Expenditures for marketing activities increased from $10,000 for the three months period ended March 31, 2001 to $21,000 for the same period in 2002. The overall increase in marketing and general and administrative expenses was partly offset by a decrease in professional fees, which accounted for $18,000 in the first quarter of 2002, compared to $68,000 in the first quarter of 2001. All other expenses were stable for the three month period ended March 31, 2002: Consulting services at $33,000 ($30,000 - 2001); Office expenses at $15,000 ($17,000 -
2001); Management fees at $18,000 ($18,000 - 2001) and travel expenses at $14,000 ($8,000 - 2001).

The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase during 2002 resulting from its plan to increase marketing efforts to introduce the MagiQ Battery. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQ battery and its related energy management technologies.

Net Loss. The Company incurred a net loss of $512,000 or $0.03 per share for the first quarter of 2002, compared to a net loss of $562,000 or $0.06 per share during the same period in 2001. The loss on foreign exchange was nearly the same for both comparable three month periods ending March 31, 2002 and 2001 ($42,000 and $41,000, respectively). The primary factor for differences in losses related to the non-cash stock based compensation income recognized during the three month period ended March 31, 2002 and the overall decrease in research and development and marketing and general and administrative expenses, compared to the same period in 2001. The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQ battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQ battery and energy management technologies or that such products will be commercially successful.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to March 31, 2002, the Company had raised approximately $9.3 million (net of issuance costs) from the sale of such securities, including the issuance of 2,500,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

As of March 31, 2002, the Company had cash and cash equivalents of $487,000, compared to $451,000 at December 31, 2001. The Company had working capital of $311,000 at March 31, 2002, compared to $145,000 at December 31, 2001.

In January 2002, the Company completed a private placement of 950,000 units of the Company at $0.65 per unit for proceeds of $617,500, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The subscribers to the private placement were non-U.S. persons outside the United States and the securities were issued in reliance upon an exception from United States registration requirements available under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to non-U.S. person outside the United States, in connection with the offering consisting of 95,000 common shares.

The Company anticipates that it will require an additional $1,200,000 to $1,500,000 in financing to meet its on-going short term and long term obligations during 2002 and to fund its plan of operation for 2002. See "Plan of Operation." The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit. The Company currently has no external sources of capital and there can be no assurance that the Company will be able to raise sufficient financing to meet its capital requirements on acceptable terms or in a timely manner, if at all.

Subsequent to March 31, 2002, the Company announced an additional private placement to raise up to $750,000 by issuing equity securities, consisting of units of the Company at $0.50 per unit, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of 12 months following closing and entitling the holder to purchase one additional common share of the Company for $0.65. The offering is being made to non-U.S. persons outside the United States and the securities are anticipated to be issued in reliance upon an exception from United States registration requirements available under Regulation S of the Securities Act of 1933, as amended. Until May 10, 2002, the Company has received commitments of various investors to participate in this financing and the private placement is anticipated to close in late May 2002. There can be no assurance that the private placement will be fully subscribed as planned.

The Company currently has no further commitments for equity financing and no commitments for credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

The Company anticipates that the level of spending will increase significantly in future periods as the Company undertakes activities related to the commercialization of the iQ technology. In addition, the Company anticipates that its general and administrative expenses will significantly increase as a result of the growth in its research, development, testing and business development programs. The actual levels of research and development, administrative and general corporate expenditures are dependent on the cash resources available to the Company.

Obligations and Commitments

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, our President, EUR 205,000 (approximately $180,000) in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. The amount is payable only out of (and only to the extent of) the gross profits of iQ Germany, if any. The Company presently believes that it has no financial obligation to either Horst Dieter Braun or Peter Braun in connection with this agreement.

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

On July 1, 2001, the Company entered into a Financial Public Relations Consulting Agreement for Germany with Holtermann & Team GmbH ("H&T"). Under the terms of the agreement, H&T agreed to provide the Company with certain financial public relations services in Germany for a term of one year, beginning July 1, 2001. The Company agreed to pay H&T a consulting fee in the amount of EUR7,500 (approximately $6,500) per month for such services. Of the consulting fee, EUR 5,000 is due monthly while the remaining EUR2,500 is payable by issuing H&T common shares of the Company with a deemed value of $1.48 per share. These shares are to be issuable on a quarterly basis.

On October 23, 2001, the Company entered into a contractual agreement with Jack Wynn & Co., Inc., a financial publicist. The contract is for a term of twelve months and involves a monthly fee of $6,000. The agreement was cancelled in April 2002.

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

Plan of Operation

The Company has been actively undertaking the following initiatives:

Since November 2000, iQ Germany has been awarded the certification in accordance with the international standards organization ("ISO") and Verein Deutscher Automobilzulieferer ("VDA"), the Association of German automotive suppliers. ISO and VDA certifications are generally required for battery suppliers and suppliers of electronic goods to the automotive industry. In March 2002, the certfication was reawarded and expanded to ISO 9001/2000 and VDA 6.1 and 6.2. This new standard certifies the Quality Assurance System of iQ Germany being in accordance with the high requirements of the ISO/VDA standards for a producing company. No governmental or regulatory approvals are required for the development of battery technologies.

In September 2001, the Company displayed its "MagiQ" intelligent battery, iQ's first product for mass production, at the Frankfurt International Auto Show IAA. This resulted in numerous industry contacts with car manufacturers and TIER 1 suppliers.

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

The Company completed development of the MagiQ battery and started the initial production run. The Company has entered procurement contracts with suppliers to provide the components for the ramp-up of the production in accordance with the Company's quality requirements and at fixed negotiated costs.

In September 2000, the Company demonstrated a future solution for its SEM smart energy management(TM) application together with DaimlerChrysler on the international Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. The project, called PEIT (Powertrain Equipped with Intelligent Technology), was launched during the third quarter of 2001. In this program, iQ is responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture. Besides our Company, other participants in this project include: Knorr Bremse, Diehl Avionic Systeme and Continental AG.

Since the first fiscal quarter of 2000, the Company has presented its technology at several international conferences and has been requested to submit several technical papers related to its technologies. The Company has entered into negotiations with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of our products and/or our technology. To date, the Company has not entered into any agreements related to supplying batteries or licensing its technologies.

As part of our strategic plan, over the next 12 months, we intend to:

Research and Development

     o    expand our research and development operations;
     o    expand our MagiQ product family designs;
     o    start production of batteries that incorporate the iQ technology;
     o    finalize our third party testing program for our MagiQ product line;
     o expand our joint research activities with car makers in various x-by-wire programs;
     o continue our state of charge ("SOC") and state of health ("SOH") program development; and
     o expand our activities in the field of power line communication within the DC-BUS Alliance.

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

We anticipate that our total operating budget for the fiscal year ending December 31, 2002 will be approximately $1,800,000. We anticipate that we will require additional financing of approximately $1,200,000 to $1,500,000 to satisfy our working capital requirements through December 31, 2002.

We completed a private placement in January of 2002 and, subsequent to March 31, we announced a further private placement. We anticipate that we will need to undertake additional financings during 2002. See "Recent Sales of Unregistered Securities" and "Liquidity and Capital Resources" above. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

If we are unable to raise additional financing on acceptable terms, we may be required to take some or all of the following actions:

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


Going Concern

We are still in the development stage and could fail before implementing our business strategy. We may continue to incur net losses for the foreseeable future and our auditors have prepared the accompanying financial statements assuming that we will continue as a going concern. Our auditors have expressed uncertainty as to our ability to remain a going concern. See "Item 1. Financial Statements -- Note 2."

                                    PART III

Part II -  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2002, there is no material litigation pending against us or iQ Germany.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

During the quarter ended March 31, 2002, the Company issued a total of 62,550 common shares to Magdalena Finance Corp., a non-U.S. Person outside the United States, in consideration for services provided under the terms of a European Investor Relations Consulting Agreement. See "Management's Discussion and
Analysis of Financial Results- Obligations and Commitments." The shares were issued in reliance upon exception from registration available under Regulation S promulgated under Securities Act of 1933, as amended (the "Securities Act").

On July 1, 2001, the Company entered into a Financial Public Relations Consulting Agreement for Germany with Holtermann & Team GmbH ("H&T"), a non U.S. Person outside the United States. Under the terms of the agreement, H&T agreed to provide the Company with certain financial public relations services in Germany for a term of one year, beginning July 1, 2001. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 ($6,822) per month for such services. Of the consulting fee, EUR 5,000 ($4,548) is due monthly while the remaining EUR 2,500 ($2,274) is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis. During the quarter ended March 31, 2002, the Company issued 4,300 common shares to H&T in reliance upon an exemption from registration available under Regulation S as promulgated under the Securities Act.

In January 2002, the Company completed a private placement of 950,000 units of the Company at $0.65 per unit for proceeds of $617,500, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The Company paid a finder's fees of 95,000 common shares in connection with the offering. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the securities were issued in reliance upon an exception from the registration requirements available under Regulation S of the Securities Act.

Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2001 is hereby incorporated by reference to this report.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Shareholders during the quarter ended March 31, 2002.


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

     6.5(1) Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp.

     6.6(1) Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp.

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

     6.40(3) Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH

     6.41(3)        Investor  Relations  Consulting  Agreement dated December 8,
                    1999  between  Boyle   International   (Guernsey)   Investor
                    Relations and iQ Power Technology Inc.

     Exhibit
     Number         Description
     ------         -----------
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

     6.45(4) Grid Promissory Note dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

     6.46(4) Commitment Letter dated December 13, 2000, among iQ Power Technology Inc., John Lawson, and iQ Battery Research and Development GmbH

     6.47(4) Guarantee dated December 27, 2000, between John Lawson and iQ Battery Research and Development GmbH

     6.58(4) General Security Agreement dated December 27, 2000, between iQ Power Technology Inc. and John Lawson

     6.59(4) Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001

     6.60(5)        European    Investor    Relations    Consulting    Agreement
                    Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001.

     6.61(5) Contractual Agreement by and between the Company and Jack Wynn & Co., Inc., dated October 23, 2001.

     7.1(1)         List of Material Foreign Patents

---------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 1, 1999.
(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.
(5) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001.


(b)  Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2002.

                                          IQ POWER TECHNOLOGY INC.


                                          By: /s/ Peter E. Braun
                                              ---------------------------------
                                              Peter E. Braun, President
                                              (principal executive officer and
                                              principal financial officer)


                                          By: /s/ Marco Graf v.  Matuschka
                                              ---------------------------------
                                              Marco Graf v.  Matuschka,
                                              Head of Finance & Controlling,
                                              IQ Battery