Form 10QSB
period 2002-06-30
IQ POWER TECHNOLOGY INC
filed 2002-08-14
CIK 1072667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________.

                        Commission file number 000-26165


                            IQ POWER TECHNOLOGY INC.
        (Exact name of small business issuer as specified in its charter)


            CANADA                                     NOT APPLICABLE
  (Jurisdiction of incorporation)           (I.R.S. Employer Identification No.)

                                  Erlenhof Park
                              Inselkammer Strasse 4
                          D-82008 Unterhaching, Germany
                    (Address of principal executive offices)


                               + 49 89 614 483 10
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding common shares, without par value, of the registrant at August 13, 2002 was 18,733,474.

     Transitional  Small Business  Disclosure Format (check one): Yes ; No [X]

                               IQ POWER TECHNOLOGY
                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 2002


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

PART I -  FINANCIAL INFORMATION ..............................................1

  ITEM 1. FINANCIAL STATEMENTS ...............................................1

          Unaudited Consolidated Balance Sheets...............................1

          Unaudited Consolidated Statement of Income/(Loss) and
             Comprehensive Income/(Loss)......................................2

          Unaudited Consolidated Statements of Shareholders'..................3
             Equity (Deficit)

          Unaudited Consolidated Statements of Cash Flow......................4


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

  ITEM 1. LEGAL PROCEEDINGS ..................................................19

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................19

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................20

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................20

  ITEM 5. OTHER INFORMATION ..................................................22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................22

SIGNATURES ...................................................................26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)
================================================================================


                                                                      June 30,       December 31,
                                                                          2002               2001
---------------------------------------------------------------------------------------------------
   ASSETS

     Current Assets
       Cash and cash equivalents                                           710                451
       Receivable from original shareholders                                75                 78
       Other receivables                                                   152                129
       Prepaids and deposits                                               177                160
       Other current assets                                                128                 83
---------------------------------------------------------------------------------------------------
     Total current assets                                                1,242                901

     Non-current Assets
       Equipment, net                                                      473                459
---------------------------------------------------------------------------------------------------
     Total non-current assets                                              473                459

   TOTAL ASSETS                                                          1,715              1,360
---------------------------------------------------------------------------------------------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES
       Current liabilities
         Accounts payable                                                  397                430
         Accrued payroll and employees benefits                             40                101
         Advances                                                            4                  -
         Accrued liabilities                                               231                225
                                                                                              263
---------------------------------------------------------------------------------------------------
       Total current liabilities                                           672                756
---------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                     672                756

     SHAREHOLDERS' EQUITY

       Authorized:
         An unlimited number of common shares of no par value
       Issued and outstanding:
          15,952,124 common shares at December 31, 2001
          18,733,474 common shares at June 30, 2002                     10,041              8,574
       Capital surplus/Additional paid-in                                1,741              1,850
       Accumulated other comprehensive (loss) income                      (259)                26
       Accumulated deficit, during development stage
         (after loss allocation to silent partners)                    (10,480)            (9,846)

---------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                          1,043                604

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            1,715              1,360
---------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) (Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)
================================================================================




                                                      Cumulative from        Three months                 Six months
                                                     date of inception      ended June 30,               ended June 30,
                                                        to June 30,
                                                           2002           2002          2001           2002          2001
--------------------------------------------------------------------------------------------------------------------------
SALES AND OTHER REVENUE                                     182              -             -              -             -
--------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Research and development expenses
     Personnel                                            2,785            154           150            294           327
     Laboratory                                           1,364             58            56            126           135
     Office                                                 570             14            21             29            32
     Consulting services                                    625              5             -             24             1
     Professional fees                                      856             16            12             34            26
--------------------------------------------------------------------------------------------------------------------------
   Total Research & Development expenses                  6,200            247           239            507           521

   Marketing and general & administrative expenses
     Personnel                                              689             43            41             87            82
     Financing                                              278              1             1              2             2
     Office                                                 247             20            18             35            36
     Consulting services                                    474             15            25             48            55
     Professional fees                                      690            106            53            124           122
     Management fees                                        216             18            18             36            36
     Marketing activities                                   277             39             1             59            11
     Investor relations                                     744             41            76            125           117
     Research memberships                                   100              -             -              -             -
     Travel                                                 282              1             1             15             9
     Other                                                  185              2             4              4             6
--------------------------------------------------------------------------------------------------------------------------
   Total Marketing and G&A expenses                       4,182            286           238            535           476

   Stock based compensation                               1,713            (66)        2,329           (109)        2,329
--------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                              12,095            467         2,806            933         3,326

   Interest expense                                         173              1            24              1            24
--------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           12,268            468         2,830            934         3,350
   Interest and other income                               (143)            (1)           (1)            (1)           (1)
   (Gain)/loss on foreign exchange                         (439)          (341)           49           (299)           91

INCOME/(LOSS) BEFORE INCOME TAX                         (11,504)          (126)       (2,878)          (634)       (3,440)

   Income tax                                                 -              -             -              -             -

NET INCOME/(LOSS)                                       (11,504)          (126)       (2,878)          (634)       (3,440)
--------------------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                       (259)          (323)           53           (285)           90

COMPREHENSIVE INCOME/(LOSS)                             (11,763)          (449)       (2,825)          (919)       (3,350)
--------------------------------------------------------------------------------------------------------------------------
 Basic and diluted loss per share, on net loss            (1.52)         (0.01)        (0.26)         (0.04)        (0.33)

Basic and diluted weighted average
   number of shares outstanding                       7,560,055     17,567,850    10,863,832     17,229,628    10,308,312
--------------------------------------------------------------------------------------------------------------------------

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States dollars; all amounts in thousands, except per share data)
(Unaudited)
================================================================================



                                                              Accumulated     Accumulated                       Total
                                      Common shares            Additional           Other                Shareholders'
                              ---------------------------         Paid-In   Comprehensive   Accumulated         Equity
                                   Shares        Amount           Capital   Income (Loss)       Deficit      (Deficit)
                              ---------------------------     -----------   -------------   ------------  ------------
Balance at December 31, 1991           40      $    60        $       -      $      -         $     (1)     $    59
Issue of shares                                                                                                   -
Net loss                                                                                            (9)          (9)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992           40      $    60        $       -      $      -         $    (10)          50
Issue of shares                                                                                                   -
Net loss                                                                                            (7)          (7)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           40      $    60        $       -      $      -         $    (17)          43
Issue of shares                                                                                                   -
Net loss                                                                                          (193)        (193)
Allocation of loss to
  atypical shares                                                                                   37           37
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           40      $    60        $       -      $      -         $   (173)        (113)
Issue of shares                                                                                                   -
Net loss                                                                                          (341)        (341)
Allocation of loss to
  atypical shares                                                                                  379          379
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           40      $    60        $       -      $      -         $   (135)         (75)
Issue of shares                                                                                                   -
Net loss                                                                                          (496)        (496)
Allocation of loss to
  atypical shares                                                                                  139          139
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           40      $    60        $       -      $      -         $   (492)        (432)
Issue of shares                                                                                                   -
Net loss                                                                                          (597)        (597)
Allocation of loss to
  atypical shares                                                                                  312          312
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           40      $    60        $       -      $      -         $   (777)        (717)
Issue of shares                                                                                                  -
Net loss                                                                                        (1,027)      (1,027)
Allocation of loss to
  atypical shares                                                                                  228          228
Other comprehensive (loss) -                                                                                      -
  foreign currency translation
  adjustments                                                                     (94)                          (94)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           40      $    60        $       -      $    (94)          (1,576)      (1,610)
Reorganization of capital on
  reverse acquisition           5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.               4,471,770        5,495                                                        5,495
Stock based compensation                                            396                                         396
Exercise of warrants              139,850          349                                                          349
Net loss                                                                                        (2,157)      (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                     176                           176
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    9,735,396        5,904              396            82           (3,733)       2,649
Net loss                                -            -                -             -           (2,359)      (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                           -            -                -           (98)               -          (98)
Exercise of options                15,000           37                -             -                -           37
Stock based compensation                -            -               10             -                -           10
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    9,745,406        5,941              406           (16)          (6,092)         239
Net loss                                -            -                -             -           (3,754)      (3,754)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                           -            -                -            42                -           42
Issue of shares                 5,203,004        2,132                -             -                -        2,132
Stock based compensation                                          1,444                                       1,444
Exercise of options             1,002,500          501                -             -                -          501
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001   15,952,124        8,574            1,850            26         $ (9,846)    $    604
Net loss                                -            -                -             -             (634)        (634)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                           -            -                           (285)               -         (285)
Issue of shares                 2,761,350        1,457                -             -                -        1,457
Stock based compensation                                           (109)                                       (109)
Exercise of options                20,000           10                -             -                -           10
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002       18,733,474       10,041            1,741      $   (259)        $(10,480)     $ 1,043
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



                                                         Cumulative from   Six months       Six months
                                                       date of inception        ended            ended
                                                          to June 30,        June 30,         June 30,
                                                                 2002            2002             2001
------------------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net loss                                                  (11,504)           (634)          (3,440)
    Items not affecting cash
      Depreciation and amortization                               329              52               46
      Stock based compensation                                  1,713            (109)           2,329
    Changes in non-cash working capital
      (Increase) decrease in other receivable                    (153)             (2)             (29)
      (Increase) decrease in prepaids and deposits               (177)            (17)             (11)
      Increase (decrease) in accounts payable                     364             (75)              91
      Increase (decrease) in accrued liabilities                  268             (69)             (40)
      (Increase) decrease in other assets                        (116)            (32)             (84)
------------------------------------------------------------------------------------------------------
                                                               (9,276)           (886)          (1,138)
    INVESTING ACTIVITY
      Additions to property, plant and equipment                 (788)            (34)              (1)
------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
      Increase of bank overdraft                                    -               -               23
      Increase (decrease) in due to shareholder                   138               -              105
      Advances received from external parties                     299               4                -
      Cash acquired on business combination                     4,718               -                -
      Advances from subsidiary                                    581               -                -
      Issue of capital stock                                    4,347           1,467            1,222
      Issuance of atypical shares                               1,025               -                -
------------------------------------------------------------------------------------------------------
                                                               11,108           1,471            1,350
    (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                          1,044             551              211

    EFFECT OF FOREIGN EXCHANGE MOVEMENT                          (334)           (292)              99

    CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                           -             451              183
------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                               710             710              493
------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended June 30, 2002
(Expressed in United States dollars; tabular amounts in thousands, except per share data)
================================================================================

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


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of June 30, 2002, the Company has a positive working capital position. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. In September 2001, a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. In the fourth quarter of 2001, the Company raised additional funds through the private placement of 1,019,344 units of the Company at US$0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00. In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit,
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended June 30, 2002
(Expressed in United States dollars; tabular amounts in thousands, except per share data)
================================================================================


2.   CONTINUING OPERATIONS (Continued)

     each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The subscribers to the private placements were non-U.S. persons outside the United States of America. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at US$0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. The subscribers to the private placements were non-U.S. persons outside the United States of America.

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

     As of June 30, 2002, the Company's current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended June 30, 2002
(Expressed in United States dollars; tabular amounts in thousands, except per share data)
================================================================================


4.   SHARE CAPITAL

     Authorized
     An unlimited number of common shares
     Issued and outstanding

                                                                              Number of
                                                                          Common shares               Amount ($ 000)
                                                                          -------------               --------------
       Balance, January 1, 1998 (iQ Power)                                     787,896                           493
       Private placement, issued cash                                         1,483,874                          927
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1998                                            2,271,770                         1,420

       Shares issued for cash                                                 2,200,000                        5,500
       Issue costs                                                                    -                        (653)
       -------------------------------------------------------------------------------------------------------------
       Balance, June 17, 1999                                                 4,471,770                        6,267
       Adjustment for
       reverse acquisition on June 17, 1999                                           -                      (6,207)
       -------------------------------------------------------------------------------------------------------------
                                                                              4,471,770                           60

       Issued to effect the reverse acquisition                               5,120,000                        5,495
       Warrants exercised during the year                                       139,850                          349
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1999                                             9,731,620                        5,904

       Options exercised during the year                                         15,000                           37
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 2000                                             9,746,620                        5,941

       Private placement, issued for cash                                     4,352,677                        1,714
       Other shares issued                                                      850,327                          419
       Options exercised during the year                                      1,002,500                          501
       -------------------------------------------------------------------------------------------------------------
       Balance, December 31, 2001                                            15,952,124                        8,574

       Private placement, issued for cash                                     2,653,000                        1,367
       Other shares issued                                                      108,350                           90
       Options exercised during the quarter                                      20,000                           10
       -------------------------------------------------------------------------------------------------------------
       Balance, June 30, 2002                                                18,733,474                       10,041


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

     (a)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 3,448,000 common shares for issuance under the Stock Option Plan. Thereof 30,000 options were granted in the first quarter 2002 with an exercise price of $1.00. During the second quarter of 2002, 20,000 shares have been issued on the exercise of stock options granted under the stock option plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended June 30, 2002
(Expressed in United States dollars; tabular amounts in thousands, except per share data)
================================================================================


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

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plan from $1.50 to $0.50 for all options granted under and outside of the plan. Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior ro the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification. For the quarter ending on June 30, 2002, $66,360 of compensation expense recovery was recognized in the financial statements.

     (b)  Incentive Share Plan

          In July 2001, the Company instituted an Incentive Plan reserving 1,500,000 shares for issue to officers, directors, employees of the Company and its subsidiary and other persons, including consultants as an incentive. No incentive shares have been granted under this plan as of June 30, 2002.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended June 30, 2002
(Expressed in United States dollars; tabular amounts in thousands, except per share data)
================================================================================


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

     (e)  Issuance of shares due to private placements

          In May 2002, iQ Power agreed to extend the term of its US$1 warrants originally issued in October and November 2001, for an additional 6 months. The original term was 6 months.

          In June 2002, the Company completed a private placement of 1,500,000 units of the Company at $0.50 per unit for proceeds of $750,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 108,000 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

          The combined fair value of the attached warrants as of the date of the private placement was approximately $766,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

     (f)  Issuance of shares due to consulting agreements

          On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of June 30, 2002, the Company had issued Magdalena all 250,000 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter ended June 30, 2002
(Expressed in United States dollars; tabular amounts in thousands, except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

     On July 1, 2001, the Company entered into a German Public Relations Consulting Agreement with Holtermann & Team GmbH ("H&T"), a non-U.S. person outside the United States. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 (approximately $6,500 to $7,500) per month for such services. Of the consulting fee, EUR 5,000 is due monthly while the remaining EUR 2,500 is payable by issuing H&T common shares with a deemed value of $1.48 per share, issuable on a quarterly basis. As of June 30, 2002, the Company had issued H&T 12,900 common shares under the agreement. The agreement was not extended beyond the initial term of 12 months ending June 30, 2002.


5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended June 30, 2002 of $18,000 (2001 - $18,000) were paid to a company with a common director.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter "iQ Germany" or "iQ Battery"), (hereinafter collectively, referred to as "we," "us," "our," "iQ Power" and "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the
Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights and the other risks and uncertainties described under "Business
- Risk Factors" in Part I of the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 2, 2002.

Overview

The Company was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry and other industries. Since that date, we have been engaged primarily in research and product development efforts. Our primary product is a "smart" automotive starter battery, which combines several proprietary features designed to optimize automotive starter battery efficiency.

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company believes that it may be able to generate revenues from sales of its "MagiQ" battery in the second half of 2002. The Company anticipates that it may, in the future, generate additional revenues from service agreements with battery manufacturers and licensing agreements, although the Company currently has no such service or licensing agreements in place. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

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

Critical Accounting Policies

Financial   Reporting  Release  (FRR)  No.  60,   "Cautionary  Advice  Regarding
Disclosure About Critical Accounting Policies," requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policy which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include stock based compensation.

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

Management fees for the three months ended June 30, 2002 of $18,000 (2001 - $18,000) were paid to a company with a common director.

iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders of which one is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive EUR 205,000 (approximately $200,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

The Company's Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenues. No revenues were recorded in either the three month period ended June 30, 2002 or three month period ended June 30, 2001. Management anticipates that a limited production of MagiQTM batteries will be completed late in the second half of 2002 and that the Company may generate revenues from the sale of such batteries. However, no material revenues are expected to be generated in 2002.

Total Operating Expenses. The Company had total operating expenses of $467,000 for the three month period ended June 30, 2002, compared to $2,806,000 for the same period in 2001. The primary factor for the difference was the non-cash compensation. For the three months period ended June 30, 2002, the Company recorded a non-cash compensation income of $66,000 compared to the non-cash compensation expense of $2,329,000 for the same period in 2001. Without considering non-cash compensation, operating expenses for the second quarter 2002 were $533,000 ($477,000 - 2001) including research and development expenses of $247,000 ($239,000) and marketing and general and administrative expenses of $286,000 ($238,000).

Research and Development Expenses. Research and development expenses were $247,000 for the three months ended June 30, 2002 compared to $239,000 for the same period in 2001, an increase of $8,000 or 3.3%. Research and development personnel costs increased by $4,000 from $150,000 for the second quarter in 2001 to $154,000 for the second quarter in 2002, an increase of 2.7%. Laboratory expenses related to research and development increased for the three months ended June 30, 2002 to $58,000 from $56,000 for the comparable period in 2001 (3.6%). Research and development office expenses decreased from $21,000 for the three month period ending June 30, 2001 to $14,000 for the same period in 2002. Consulting services increased from $nil for the second quarter in 2001 to $5,000 for the second three months in 2002 as the Company used consulting services related to its quality assurance certification process. Our professional fees associated with research and development increased to $16,000 in the second quarter of 2002, compared to $12,000 in 2001. The higher expenses were primarily attributable to increased patent attorney fees.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $286,000 for the three month period ended June 30, 2002 from $238,000 for the same period in 2001, an increase of $48,000 or 20.2%. This increase resulted from the implementation of the Company's strategy to build awareness of its public corporate presence and its efforts to market the MagiQTM battery technology in 2002. Professional fees increased to $106,000 for the three months period ended June 30, 2002, from $53,000 for the same period in 2001, due primarily to auditing fees related to the Company's Securities and Exchange Commission filings and legal fees related to planning the commercialization of the Company's products. Expenditures for marketing activities increased from $1,000 for the three months period ended June 30, 2001 to $39,000 for the same period in 2002, as the Company updated a study on the market for intelligent battery systems and smart energy management. The overall increase in marketing and general and administrative expenses was partly offset by a decrease in investor relation expenses, which accounted for $41,000 in the second quarter of 2002, compared to $76,000 in the second quarter of 2001, and a decrease in consulting services to $15,000 from $25,000. All other expenses were stable for the three month period ended June 30, 2002:
Personnel expenses at $43,000 ($41,000 - 2001); Office expenses at $20,000 ($18,000 - 2001); Management fees at $18,000 ($18,000 - 2001) and other expenses at $2,000 ($4,000 - 2001).

The Company anticipates that the level of expenditures related to its marketing expenses will increase during 2002 resulting from its plan to increase marketing efforts to introduce the MagiQTM Battery. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies.

Net Loss. The Company incurred a net loss of $126,000 or $0.01 per share for the second quarter of 2002, compared to a net loss of $2,878,000 or $0.26 per share during the same period in 2001. The decrease was attributable to a gain on foreign exchange of $341,000 for the three month periods ending June 30, 2002, compared to a foreign exchange loss of $49,000 for the three month periods ending June 30, 2001, and the differences in losses related to the non-cash stock based compensation expense recorded during the three month period ended June 30, 2001. The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQ battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQ battery and energy management technologies or that such products will be commercially successful.

The Company's Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues. No revenues were recorded in either the six month period ended June 30, 2002 or the six month period ended June 30, 2001. Management anticipates that a limited production of MagiQTM batteries will be completed late in the second half of 2002 and that the Company may generate revenues from the sale of such batteries. However, no material revenues are expected to be generated in 2002.

Total Operating Expenses. The Company had total operating expenses of $933,000 for the six month period ended June 30, 2002, compared to $3,326,000 for the same period in 2001. The primary factor for the difference was the non-cash compensation. For the six months period ended June 30, 2002, the Company recorded a non-cash compensation income of $109,000 compared to the non-cash compensation expense of $2,329,000 for the same period in 2001. Without considering non-cash compensation, operating expenses for the first half of 2002 were $1,042,000 ($997,000 - 2001) including research and development expenses of $507,000 ($521,000) and marketing and general and administrative expenses of $535,000 ($476,000). Non-cash compensation expense is expected to vary from quarter-to-quarter as a result of fluctuating market prices for the Company's equity securities.

Research and Development Expenses. Research and development expenses in total were $507,000 for the six months ended June 30, 2002, compared to $521,000 for the same period in 2001, a decrease of $14,000. Research and development personnel costs decreased by $33,000 to $294,000 for the first six months in 2002 from $327,000 for the first six months in 2001, as the Company concentrated on finalizing the personnel intensive pre-series development of the MagiQTM battery technology during 2001. Laboratory expenses related to research and development decreased for the six months ended June 30, 2002 to $126,000 from $135,000 for the comparable period in 2001. Consulting services increased from $1,000 for the first two quarters in 2001 to $24,000 for the comparable period in 2002, as the Company used consulting services related to its quality assurance certification process for its MagiQTM Battery. Research and development office expenses decreased from $32,000 for the six month period ended June 30, 2001 to $29,000 for the six month period ended June 30, 2002. Professional fees associated with research and development increased to $34,000 in the first half of 2002, compared to $26,000 in 2001. The higher expenses were attributable to increased patent attorney fees.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $535,000 for the six month period ended June 30, 2002 from $476,000 for the same period in 2001, an increase of $59,000 or 12.4%. This increase resulted from the implementation of the Company's strategy to build awareness of its public corporate presence and its efforts to market the MagiQTM battery technology in 2002. Expenditures for marketing activities increased from $1,000 for the six months period ended June 30, 2001 to $59,000 for the same period in 2002, as the Company updated a study on the market for intelligent battery systems and smart energy management. Investor relations expenses increased to $125,000 for the six months period ended June 30, 2002, from $117,000 for the same period in 2001, an increase of $8,000. Other general and administrative expenses for the six months period ended June 30, 2002 versus the comparable period in 2001 included increased personnel related expenses to $87,000 ($82,000 - 2001), decreased consulting services to $48,000 ($55,000 - 2001), increased professional fees to $124,000 ($122,000 - 2001), and increased travel expenses to $15,000 ($9,000 - 2001). All other general and administrative expenses were stable for the six month period ended June 30, 2002: Office expenses at $35,000 ($36,000 - 2001); Management fees at $36,000 ($36,000 - 2001) and other expenses at $4,000 ($6,000 - 2001).

Net Loss. The Company incurred a net loss of $634,000 or $0.04 per share for the first half of 2002, compared to a net loss of $3,440,000 or $0.33 per share during the same period in 2001. Besides the mentioned effect of the non-cash compensation expenses, the secondary factor for the differences in losses was related to the foreign exchange gain/loss deviation of the comparable periods:
For the six months period ending June 30, 2002 a foreign exchange gain of $299,000 was recorded, compared to a foreign exchange loss of $91,000 for the six months period ending June 30, 2001. The Company anticipates that losses will increase marginally, as it expects to begin generating revenues from a limited production of MagiQTM batteries in the last half of 2002. However, no material revenues are expected to be generated in 2002. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to June 30, 2002, the Company had raised approximately $10.0 million (net of issuance costs) from the sale of such securities, including the issuance of 2,500,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

As of June 30, 2002, the Company had cash and cash equivalents of $710,000, compared to $451,000 at December 31, 2001. The Company had working capital of $570,000 at June 30, 2002, compared to $145,000 at December 31, 2001.

In January 2002, the Company completed a private placement of 950,000 units of the Company at $0.65 per unit for proceeds of $617,500, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.85. The subscribers to the private placement were non-U.S. persons outside the United States and the securities were issued in reliance upon an exception from United States registration requirements available under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fee to a non-U.S. person outside the United States, in connection with the offering consisting of 95,000 common shares.

In May 2002, the Company's board of directors determined that it was in the best interest of the Company to extend the term of certain warrants exercisable to acquire common shares at $1.00 per share originally issued in October and November 2001, from 6 months to one year. The terms of the warrants were extended to conform with a proposed private placement of units that included warrants with a term of one year.

In June 2002, the Company completed a private placement of 1,500,000 units of the Company at $0.50 per unit for proceeds of $750,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.65. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 108,000 common shares. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

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

Obligations and Commitments

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, our President, EUR 205,000 (approximately $200,000) in connection with iQ Germany's acquisition of the original iQ technology and other intellectual property rights in 1995. The amount is payable only out of (and only to the extent of) the gross profits of iQ Germany, if any. The Company presently believes that it has no financial obligation to either Horst Dieter Braun or Peter Braun in connection with this agreement.

On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena Finance Corp. ("Magdalena"). Under the terms of the agreement, Magdalena agreed to provide the Company with certain investor relations services in Europe for a term of one year, beginning May 1, 2001. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares with a deemed value of $0.25 per share, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of June 30, 2002, the Company had issued Magdalena all 250,000 common shares under the agreement. On September 1, 2001, the Company and Magdalena entered into a supplement to the original agreement, under which the Company agreed to pay Magdalena a bonus of $70,000 and additional compensation of $25,000 per month for four months in consideration of additional services, including negotiating a letter of intent with Porsche to test the iQ technology and to coordinate the preparation and dissemination of not less than one in-depth research report to qualified institutional investors. Since the additional services were not rendered no additional monthly compensation was due.

On July 1, 2001, the Company entered into a Financial Public Relations Consulting Agreement for Germany with Holtermann & Team GmbH ("H&T"). Under the terms of the agreement, H&T agreed to provide the Company with certain financial public relations services in Germany for a term of one year, beginning July 1, 2001. The Company agreed to pay H&T a consulting fee in the amount of EUR7,500 (approximately $6,500) per month for such services. Of the consulting fee, EUR5,000 is due monthly while the remaining EUR2,500 is payable by issuing H&T common shares of the Company with a deemed value of $1.48 per share. These shares are to be issuable on a quarterly basis. As of June 30, 2002, the Company had issued H&T 12,900 common shares under the agreement. The agreement was not extended beyond the initial term of 12 months ending June 30, 2002.

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

Plan of Operation

The Company has been actively undertaking the following initiatives:

Since November 2000, iQ Germany has been awarded the certification in accordance with the international standards organization ("ISO") and Verein Deutscher Automobilzulieferer ("VDA"), the Association of German automotive suppliers. ISO and VDA certifications are generally required for battery suppliers and suppliers of electronic goods to the automotive industry. In March 2002, the certification was re-awarded and expanded to ISO 9001/2000 and VDA 6.1 and 6.2. This new standard certifies the Quality Assurance System of iQ Germany being in accordance with the high requirements of the ISO/VDA standards for a producing company. No governmental or regulatory approvals are required for the development of battery technologies.

In September 2001, the Company displayed its "MagiQTM" intelligent battery, iQ's first product for mass production, at the Frankfurt International Auto Show IAA. This resulted in numerous industry contacts with car manufacturers and TIER 1 suppliers.

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

The Company completed development of the MagiQTM battery and started the initial production run. The Company has entered procurement contracts with suppliers to provide the components for the ramp-up of the production in accordance with the Company's quality requirements and at fixed negotiated costs.

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

As part of our strategic plan, over the next 12 months, we intend to concentrate our resources on research and development, production, marketing and financing activities.

Research and Development

Our research and development strategy over the next twelve months is to:

     o    expand our research and development operations;
     o    expand our MagiQTM product family designs;
     o    start production of batteries that incorporate the iQ technology;
     o    finalize our third party testing program for our MagiQTM product line;
     o expand our joint research activities with car makers in various x-by-wire programs;
     o continue our state of charge ("SOC") and state of health ("SOH") program development; and
     o expand our activities in the field of power line communication within the DC-BUS Alliance.

We anticipate that we will spend approximately $850,000 on research and development for the fiscal year ending December 31, 2002.

Production

Our production strategy over the next twelve months is to:

     o    commence the limited-production of our MagiQTM battery;
     o start the qualification of additional manufacturing sites for the production of our MagiQTM battery designs; and
     o    enter  into  joint  venture,   partnership   agreements,   cooperation
          agreements or similar agreements with battery manufacturers.

We anticipate that we will spend approximately $150,000 on production related planning activities for the fiscal year ending December 31, 2002.

Marketing

Our marketing strategy over the next twelve months is to:

     o enter into development contracts with customers of the automotive industry and other industries to apply our technology to their individual demand with the goal of producing and supplying the products that will be developed for these customers in their own production plants;

     o    expand our marketing activities of our MagiQTM battery;

     o market the iQ technology and our software as part of our technology for solutions regarding SOC and SOH status indications for batteries to car manufacturers and their Tier 1 suppliers.

We anticipate that we will spend approximately $200,000 on marketing and sales for the fiscal year ending December 31, 2002.

Financial

We intend to seek additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer, so that time-to-market of our first generation of products can be reduced.

We anticipate that we will expend approximately $100,000 on capital raising efforts during 2002.

Administrative and General Operating

We estimate that our general administrative and operating budget will be approximately $600,000 during our fiscal year ending December 31, 2002.

We anticipate that our total operating budget for the fiscal year ending December 31, 2002 will be approximately $1,900,000. We anticipate that we will require additional financing of approximately $500,000 to $750,000 to satisfy our working capital requirements through December 31, 2002.

We completed a private placement in January of 2002 and in June 2002. We anticipate that we will need to undertake additional financings during 2002. See "Recent Sales of Unregistered Securities" and "Liquidity and Capital Resources" above. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

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

Personnel

We do not expect any significant changes in our personnel strategy over the next twelve months. Our strategy is to maintain our research and development capabilities and we may hire personnel in marketing and sales once the commercial production of our MagiQTM battery is commenced.

Other Trends and Uncertainties

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


Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2002, there is no material litigation pending against us or iQ Germany.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

During the quarter ended June 30, 2002, the Company issued a total of 41,500 common shares to Magdalena Finance Corp., a non-U.S. Person outside the United States, in consideration for services provided under the terms of a European Investor Relations Consulting Agreement. See "Management's Discussion and
Analysis of Financial Results- Obligations and Commitments." The shares were issued in reliance upon exception from registration available under Regulation S promulgated under Securities Act of 1933, as amended (the "Securities Act").

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

In June 2002, the Company completed a private placement of 1,500,000 units of the Company at $0.50 per unit for proceeds of $750,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. The Company paid finder's fees of 108,000 common shares in connection with the offering. The subscribers to the private placement and the finders were non-U.S. persons outside the United States and the securities were issued in reliance upon an exception from the registration requirements available under Regulation S of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual general meeting of shareholders was held on June 28, 2002 in Vancouver, British Columbia pursuant to the Canada Business Corporations Act. A total of 820,000 common shares of the Company were represented in person or by proxy at the annual meeting, consisting of approximately 4.38% of the total number of common shares of the Company outstanding on June 3, 2002, the record date for the annual general meeting. At the annual general meeting, 2 shareholders were represented in person or by proxy to vote on the following matters:

     1.   Number of Directors

At the annual general meeting, all of the shares present at the meeting voted to establish six directors positions for the ensuing year.

     2.   Election of Directors

At the annual general meeting, all of the shares present at the meeting voted to elect the following nominees, each of whom was a director prior to the meeting, to the board for the ensuing year. Each director elected will hold office until the next annual general meeting or until his or her successor is duly elected or appointed unless his or her office is earlier vacated in accordance with the Articles of the Corporation or unless he or she becomes disqualified to act as a director.

                                FOR       AGAINST       ABSTAINED       WITHHELD
                                ---       -------       ---------       --------
     Hans Ambos               820,000        -               -              -
     Peter Braun              820,000        -               -              -
     Gunther Bauer            820,000        -               -              -
     Russell French           820,000        -               -              -
     John Lawson              820,000        -               -              -
     Gregory Sasges           820,000        -               -              -

     3.   Appointment of Auditor

At the annual general meeting, all of the shares present at the meeting voted for the re-appointment of Deloitte Touche, Chartered Accountants, as the Corporation's auditor until the next annual general meeting of shareholders at a remuneration to be fixed by the board of directors. Deloitte Touche were first appointed auditor of the Corporation in 1998 and have held the position since then.

     4.   Change in Corporate Name

At the annual general meeting, all of the shares present at the meeting voted for a resolution to enable the Corporation to change its name should the board of directors determine it to be in the best interests of the Corporation, the Corporation is seeking approval of its shareholders to a special resolution which would approve a change in the name of the Corporation to 3099458 Canada Inc. or such other name as the board of directors may approve so as. Under the Canada Business Corporations Act, the board of directors is, in turn, authorized to change a designating number name to a verbal name.

     5.   Creation of Preferred Shares

At the annual general meeting, all of the shares present at the meeting voted for a resolution to create a class of an unlimited number of Preferred Shares, issuable in one or more series to be determined by the directors of the Corporation, as a consequence of which the rights, privileges, restrictions and conditions of both the Common Shares of the Corporation and the Preferred Shares of the Corporation. As a consequence of the special resolution being passed and effected, the Preferred Shares of the Corporation may from time to time have priority over the Common Shares of the Corporation in certain matters, including without limitation, the right to receive dividends and the right to receive the remaining property and assets of the Corporation in the event of the dissolution, liquidation, or winding-up of the Corporation, whether voluntary or involuntary, or any other distribution of assets of the Corporation among its shareholders for the purpose of winding-up its affairs, interest rates, conversion prices, voting rights, redemption prices, and maturity dates.

     6.   Consequential Amendments of the Articles

At the annual general meeting, all of the shares present at the meeting voted for a resolution that would amend the Corporation's Articles to permit (1) the establishment of the registered office of the Corporation by province rather than by municipality, and (2) the possibility of holding shareholders' meetings outside of Canada providing the same were permitted under the Articles of the Corporation.

     7.   Stock Options

At the annual general meeting, all of the shares present at the meeting voted for a resolution to amend the Corporation's employee stock option plan to reserve for issuance pursuant to the Plan, subject to such approvals as may be required by the regulatory bodies, in the aggregate, that number of shares equal to the sum of all shares reserved and issued on the exercise of options under the Plan together with 20% of the issued and outstanding shares of the Corporation (4,714,000 shares), subject to increase or decrease through
subdivision  or   consolidation   of  the  outstanding   Common  Shares  of  the
Corporation.

     8.   Incentive Plan

At the annual general meeting, all of the shares present at the meeting voted for a resolution to amend the Corporation's 2001 Incentive Plan to provide that:

     a. the restrictions on transfer of any shares awarded or sold under the Plan would lapse on the last day of the fiscal period in which the Corporation shall have generated cumulative net revenues from inception of US$2,500,000 or more, calculated in accordance with United States generally accepted accounting principles;

     b. the shares awarded or sold under the Plan shall be forfeited to the Corporation if the Corporation shall not have generated cumulative net revenues from inception of US$2,500,000 or more, calculated in accordance with United States generally accepted accounting principles, prior to December 31, 2006; and

     c. increase the number of shares set aside for issue under the plan from 1,500,000 common shares to 2,500,000 common shares.

     9.   Board of Directors Remuneration

At the annual general meeting, all of the shares present at the meeting voted for a resolution to approve an initiative providing for the cash compensation of directors in recognition of the services provided by the directors in serving on the board of directors of the Corporation and attending board meetings. The initiative provides for an annual stipend of $2,500 upon appointment to the board together with an honorarium of US$250 for each board meeting attended.

     10.  Amendment of By-law Number One

At the annual general meeting, all of the shares present at the meeting voted for a resolution to amend the Corporation's by-laws to permit (1) a reduction in the percentage of Canadian residents on the board of directors to 25%, (2) the participation by directors in board meeting by any means of communication, whether telephone or electronic, and (3) the possibility of holding shareholders' meetings outside of Canada.

     11.  Approval of Acts of Directors

At the annual general meeting, all of the shares present at the meeting voted for a resolution to ratify and confirm all acts, deeds and things done and proceedings taken by the directors and officers of the Corporation on its behalf since the last annual general meeting of shareholders held in fiscal year 2002.

The election of directors, the appointment of an auditor, and all other items of business passed at the meeting and described above were unanimously approved by the 820,000 votes cast on each resolution. No votes were cast against any of the proposals and there were no Abstentions.

ITEM 5. OTHER INFORMATION

On July 23, 2002, the Corporation amended its Articles of Incorporation to permit (1) the establishment of the registered office of the Corporation by province rather than by municipality, and (2) the possibility of holding shareholders' meetings outside of Canada including in Germany, the United States or Barbados.

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

     2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

     2.3(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

     2.4(1) Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

     2.5(1)         By-law Number One General By-Law of iQ Power Technology Inc.
                    dated December 31, 1997, as confirmed on June 30, 1998

     2.6            Certificate  of  Amendment  dated July 23, 2002 for iQ Power
                    Technology Inc.

     2.7            By-law Number One General By-Law of iQ Power Technology Inc.
                    dated December 31, 1997, as confirmed on June 30, 1998

     6.1(1)         Form of Atypical Share Exchange Agreement

     6.2(1) Share Exchange Agreement dated August 25, 1998, between iQ Power Technology Inc., iQ Battery Research and Development GmbH and the Shareholders of iQ Battery Research and Development GmbH

     Exhibit
     Number         Description
     ------         -----------
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

     6.61(5) Contractual Agreement by and between the Company and Jack Wynn & Co., Inc., dated October 23, 2001.

     6.62           Finders  Agreement by and between iQ Power  Technology  Inc.
                    and Hereford Group Limited.

     6.63 Finders Agreement dated June 5, 2002 by and between iQ Power Technology Inc. and Jorg Schweizer.

     7.1(1)         List of Material Foreign Patents

    99.1            Section 906 Certification of Chief Executive Officer

    99.2            Section 906 Certification of Acting Chief Financial Officer
---------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 1, 1999.
(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.
(5) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001.


     (b)  Reports on Form 8-K.

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002.

                                       iQ POWER TECHNOLOGY INC.


                                       By: /s/ Peter E. Braun
                                           ------------------------------------
                                           Peter E. Braun,
                                           President, Chief
                                           Executive Officer and
                                           acting Chief Financial
                                           Officer (principal
                                           executive officer and
                                           principal financial
                                           officer)