Form 10QSB
period 2002-09-30
IQ POWER TECHNOLOGY INC
filed 2002-11-14
CIK 1072667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          ----     ----

     The number of outstanding common shares, without par value, of the registrant at November 1, 2002 was 18,775,374.

     Transitional  Small Business  Disclosure Format (check one): Yes  ; No  X
                                                                     ---   -----

Item 1. Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands,  except per share data)
(Unaudited)
--------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                         2002              2001
--------------------------------------------------------------------------------
    ASSETS
      Current Assets
        Cash and cash equivalents                         258               451
        Receivable from original shareholders              76                78
        Other receivables                                 122               129
        Prepaids and deposits                             260               160
        Other current assets                              132                83
      --------------------------------------------------------------------------
      Total current assets                                848               901

      Non-current Assets
        Equipment, net                                    448               459
      --------------------------------------------------------------------------
      Total non-current assets                            448               459

    TOTAL ASSETS                                        1,296             1,360
    ----------------------------------------------------------------------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

      LIABILITIES
        Current liabilities
          Bank overdraft                                   59                 -
          Accounts payable                                384               430
          Accrued payroll and employees benefits           39               101
          Advances                                          4                 -
          Accrued liabilities                             203               225
                                                                            263
        ------------------------------------------------------------------------
        Total current liabilities                         689               756

        Total non-current liabilities                       -                 -
      --------------------------------------------------------------------------
      TOTAL LIABILITIES                                   689               756

      SHAREHOLDERS' EQUITY
        Authorized:
          An unlimited number of common shares
            of no par value
        Issued and outstanding:
             15,952,124 common shares at
                December 31, 2001
             18,733,474 common shares at
                September 30, 2002                     10,041             8,574
        Capital surplus/Additional paid-in              1,571             1,850
        Accumulated other comprehensive
         (loss) income                                   (235)               26
        Accumulated deficit, during
         development stage (after loss
         allocation to silent partners)               (10,770)           (9,846)

      --------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                          607               604

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          1,296             1,360
    ----------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States dollars;  all amounts in thousands  except per share data)
(Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                        Accumulated   Accumulated                       Total
                                    Common shares       Additional    Other                             Shareholders'
                                   -----------------    Paid-In       Comprehensive     Accumulated     Equity
                                    Shares   Amount     Capital       Income (Loss)     Deficit         (Deficit)
                                   --------- -------  -------------- ---------------- --------------- ---------------

Balance at December 31, 1991           40    $   60     $     -       $          -      $       (1)     $    59
Issue of shares                                                                                               -
Net loss                                                                                        (9)          (9)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992           40        60           -                  -             (10)          50
Issue of shares                                                                                               -
Net loss                                                                                        (7)          (7)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           40        60           -                  -             (17)          43
Issue of shares                                                                                               -
Net loss                                                                                      (193)        (193)
Allocation of loss to
  atypical shares                                                                               37           37
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           40        60           -                  -            (173)        (113)
Issue of shares                                                                                               -
Net loss                                                                                      (341)        (341)
Allocation of loss to
  atypical shares                                                                              379          379
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           40        60           -                  -            (135)         (75)
Issue of shares                                                                                               -
Net loss                                                                                      (496)        (496)
Allocation of loss to
  atypical shares                                                                              139          139
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           40        60           -                  -            (492)        (432)
Issue of shares                                                                                               -
Net loss                                                                                      (597)        (597)
Allocation of loss to
  atypical shares                                                                              312          312
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           40        60           -                  -            (777)        (717)
Issue of shares                                                                                               -
Net loss                                                                                    (1,027)      (1,027)
Allocation of loss to
  atypical shares                                                                              228          228
Other comprehensive (loss)                                                                                    -
  foreign currency translation
  adjustments                                                                  (94)                         (94)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           40         60          -                (94)         (1,576)      (1,610)
Reorganization of capital on
  reverse acquisition           5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.               4,471,770      5,495                                                     5,495
Stock based compensation                                    396                                            396
Exercise of warrants              139,850        349                                                       349
Net loss                                                                                    (2,157)     (2,157)
Other comprehensive (loss)
  foreign currency translation
  adjustments                                                                  176                         176
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    9,731,620      5,904        396                 82          (3,733)      2,649
Net loss                                -          -          -                  -          (2,359)     (2,359)
Other comprehensive (loss)
  foreign currency translation
  adjustments                           -          -          -                (98)              -         (98)
Exercise of options                15,000         37          -                  -               -          37
Stock based compensation                -          -         10                  -               -          10
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    9,746,620      5,941        406                (16)         (6,092)        239
Net loss                                -          -          -                  -          (3,754)     (3,754)
Other comprehensive (loss)
  foreign currency translation
  adjustments                           -          -          -                 42               -          42
Issue of shares                 5,203,004      2,132          -                  -               -       2,132
Stock based compensation                       1,444                                                     1,444
Exercise of options              1,002,500       501          -                  -               -         501
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001    15,952,124   $ 8,574    $ 1,850       $         26      $   (9,846)     $  604
Net loss                                  -        -          -                  -            (924)       (924)
Other comprehensive (loss)
  foreign currency translation
  adjustments                             -        -                          (261)              -        (261)
Issue of shares                   2,761,350    1,457          -                  -               -       1,457
Stock based compensation                                   (279)                                          (279)
Exercise of options                  20,000       10          -                  -               -          10
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002    18,733,474  $10,041    $ 1,571       $       (235)     $  (10,770)     $  607
---------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Expressed in United States Dollars; all amounts in thousands,  except per share data)
(Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                     Cumulative from
                                                     date of inception     Three months ended        Nine months ended
                                                     to September 30,        September 30,             September 30,
                                                           2002            2002          2001        2002         2001
   ------------------------------------------------------------------  ------------------------- ---------------------
   SALES AND OTHER REVENUE                                     182           -             -           -            -
   ------------------------------------------------------------------  ------------------------- ---------------------
   EXPENSES
     Research and development expenses
       Personnel                                             2,930         144           115         439          442
       Laboratory                                            1,435          71            80         197          215
       Office                                                  582          11            14          40           46
       Consulting services                                     626           -             -          25            1
       Professional fees                                       857           -            11          36           37
     ----------------------------------------------------------------  ------------------------- ---------------------
     Total Research & Development expenses                   6,430         226           220         737          741

     Marketing and general & administrative expenses
       Personnel                                               736          47            40         134          123
       Financing                                               279           1             5           3            6
       Office & Travel                                         546          17            67          67          113
       Consulting services                                     518          44            16          92           71
       Professional fees                                       731          39            64         165          186
       Management fees                                         234          18            18          54           54
       Marketing activities                                    300          21            48          82           59
       Investor relations                                      762          18           113         143          230
       Research memberships                                    100           -             -           -            -
       Other                                                   187           2            11           6           16
     ----------------------------------------------------------------  ------------------------- ---------------------
     Total Marketing and G&A expenses                        4,393         207           382         746          858

     Stock based compensation                                1,543        (170)         (702)       (279)       1,627
     ----------------------------------------------------------------  ------------------------- ---------------------
     TOTAL OPERATING EXPENSES                               12,366         263          (100)      1,204        3,226

     Interest expense                                          173           -             8           1           32
   ------------------------------------------------------------------  ------------------------- ---------------------
   TOTAL EXPENSES                                           12,539         263           (92)      1,205        3,258

     Interest and other income                                (143)          -            (1)         (1)          (2)
     (Gain)/loss on foreign exchange                          (419)         27          (115)       (280)         (25)

   INCOME/(LOSS) BEFORE INCOME TAX                         (11,795)       (290)          208        (924)      (3,231)

     Income tax                                                  -           -             -           -            -

   NET INCOME/(LOSS)                                       (11,795)       (290)          208        (924)      (3,231)
   ------------------------------------------------------------------  ------------------------- ----------------------
      Other comprehensive income (loss)                       (235)         25           (95)       (261)          (5)

   COMPREHENSIVE INCOME/(LOSS)                             (12,030)       (265)          113      (1,185)      (3,236)
   ------------------------------------------------------------------  ------------------------- ----------------------
   Basic and diluted loss per share, on net loss                (1)      (0.02)         0.01       (0.05)       (0.28)

   Basic and diluted weighted average
     number of shares outstanding                        7,880,883  18,733,474    14,062,329  17,749,432   11,573,402
--------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States dollars; all amounts in thousands)
(Unaudited)
--------------------------------------------------------------------------------------------------------
                                                       Cumulative from     Nine months    Nine months
                                                      date of inception       ended          ended
                                                       to September 30,   September 30,   September 30,
                                                             2002             2002           2001
------------------------------------------------------------------------ --------------  ---------------
    OPERATING ACTIVITIES
    Net loss                                               (11,795)           (924)         (3,231)
    Items not affecting cash
      Depreciation and amortization                            356              79              68
      Stock based compensation                               1,543            (279)          1,627
    Changes in non-cash working capital
      (Increase) decrease in other receivable                 (128)             23              (3)
      (Increase) decrease in prepaids and deposits            (260)           (100)             26
      Increase (decrease) in accounts payable                  358             (81)            152
      Increase (decrease) in accrued liabilities               239             (98)            (85)
      (Increase) decrease in other assets                     (122)            (38)            (83)
    -------------------------------------------------------------------- --------------  ---------------
                                                            (9,809)         (1,418)         (1,529)

    INVESTING ACTIVITY
      Additions to property, plant and equipment              (793)            (39)            (47)
    -------------------------------------------------------------------- --------------  ---------------
    FINANCING ACTIVITIES
      Increase of bank overdraft                                55              55               -
      Increase (decrease) in due to shareholder                138               -              54
      Advances received from external parties                  300               4               -
      Cash acquired on business combination                  4,718               -               -
      Advances from subsidiary                                 581               -               -
      Issue of capital stock                                 4,347           1,467           1,705
      Issuance of atypical shares                            1,025               -               -
    -------------------------------------------------------------------- --------------  ---------------
                                                            11,164           1,526           1,759

    (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                         562              69             183

    EFFECT OF FOREIGN EXCHANGE MOVEMENT                       (304)           (262)             (4)

    CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                        -             451             183
------------------------------------------------------------------------ --------------  ---------------
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                            258             258             362
------------------------------------------------------------------------ --------------  ---------------

          See accompanying notes to consolidated financial statements.

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

2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of September 30, 2002, the Company has a positive working capital position. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     As of September 30, 2002, the Company's current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

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

4.   SHARE CAPITAL

     Authorized
     An unlimited number of common shares
     Issued and outstanding

                                                    Number of
                                                Common shares     Amount ($ 000)
                                                -------------     --------------
     Balance, January 1, 1998 (iQ Power)              787,896               493
     Private placement, issued cash                 1,483,874               927
     ---------------------------------------------------------------------------
     Balance, December 31, 1998                     2,271,770             1,420

     Shares issued for cash                         2,200,000             5,500
     Issue costs                                            -              (653)
     ---------------------------------------------------------------------------
     Balance, June 17, 1999                         4,471,770             6,267
     Adjustment for
     reverse acquisition on June 17, 1999                   -            (6,207)
     ---------------------------------------------------------------------------
                                                    4,471,770                60

     Issued to effect the reverse acquisition       5,120,000             5,495
     Warrants exercised during the year               139,850               349
     ---------------------------------------------------------------------------
     Balance, December 31, 1999                     9,731,620             5,904

     Options exercised during the year                 15,000                37
     ---------------------------------------------------------------------------
     Balance, December 31, 2000                     9,746,620             5,941

     Private placement, issued for cash             4,352,677             1,714
     Other shares issued                              850,327               419
     Options exercised during the year              1,002,500               501
     ---------------------------------------------------------------------------
     Balance, December 31, 2001                    15,952,124             8,574

     Private placement, issued for cash             2,653,000             1,367
     Other shares issued                              108,350                90
     Options exercised during the year                 20,000                10
     ---------------------------------------------------------------------------
     Balance, September 30, 2002                   18,733,474            10,041


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

     (a) Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 4,714,000 common shares for issuance under the Stock Option Plan. Thereof 30,000 options were granted in the first quarter 2002 with an exercise price of $1.00. In the second quarter of 2002, 20,000 shares were issued on the exercise of stock options granted under the stock option plan. During the third quarter of 2002, no shares have been issued on the exercise of stock options granted under the stock option plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

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

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plan from $1.50 to $0.50 for all options granted under and outside of the plan. Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior to the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification. For the quarter ending on September 30, 2002, $170,000 of compensation expense recovery was recognized in the financial statements.

     (b) Incentive Share Plan

          In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, employees of the Company and its subsidiary and other persons, including consultants as an incentive. The number of shares set aside for issue under the incentive share plan are 2,500,000 common shares. No incentive shares have been granted under this plan as of September 30, 2002.

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

          In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,000) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares with a deemed value of $0.52 per share, issuable on a quarterly basis. The first issuance will take place in October 2002. The agreement has an initial term of 12 months.

          In August 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares at a deemed value of $0.52 per share, issuable as follows: The first issuance of 25,000 shares will take place in October 2002, additional 20,000 shares are to be issued in December 2002, the last installment of 20,000 shares will be issued in March 2003.

5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended September 30, 2002 of $18,000 (2001 - $18,000) were paid to a company with a common director.

     (b) iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders, of which one is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive EUR 205,000 from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

6.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. The majority of the Company's significant physical assets are located in Germany.

7.   RECENT TRANSACTIONS

     In September 2002, the Company announced that it has entered into a letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc. (Gel) headquartered in Los Angeles, California, USA. In the course of this agreement iQ Power made a prepayment of $75,000 to Gel. Gel is obligated to reimburse the prepayment by notice of iQ Power.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter "iQ Germany" or "iQ
Battery"), (hereinafter collectively, referred to as "iQ Power" and "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers, the Company's ability to protect its intellectual property rights, risks related to the acquisition of Gel and the other risks and uncertainties described under "Business - Risk Factors" in Part I of the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 2, 2002.

Overview

The Company was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry and other industries. Since that date, the Company has been engaged primarily in research and product development efforts. The Company's primary product is a "smart" automotive starter battery, the MagiQTM battery, which combines several proprietary features designed to optimize automotive starter battery efficiency.

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company initially planned to begin manufacturing its MagiQTM battery during the second half of 2002, with plans to begin marketing the battery in the fourth quarter of 2002. The Company completed an initial production run of its MagiQTM battery in April, 2002. The Company conducted tests on this initial production run and determined that one of the external components did not meet the Company's quality standards. All other performance criteria for the MagiQTM battery met or exceeded the Company's specifications in these tests. The manufacturer of the component is currently re-engineering its manufacturing process, and the Company anticipates that the component will meet the Company's quality standards. This process has caused a six month delay in manufacturing the Company's initial commercial run of the MagiQTM battery and the delivery of batteries to automobile manufacturers for final testing The Company will be required to raise additional capital for working capital purposes until sufficient revenues can be generated from the sales of the MagiQTM battery or licensing of the technology. The Company does not anticipate it will generate any significant revenues from the sale of MagiQTM batteries until at least the second or third quarter of 2003, assuming adequate financing is available to commercialize the Company's MagiQTM batteries. See "Need for Additional Capital," below.

The Company anticipates that it may, in the future, generate additional revenues from service agreements and licensing agreements with battery manufacturers, although the Company currently has no such service or licensing agreements in place.

During the third quarter 2002, the Company entered into a letter of intent ("LOI") to acquire all of the assets of Gel Electric Technologies, Inc. ("Gel"), a company engaged in the business of manufacturing batteries. Gel manufactures specialized automotive and storage batteries using sealed VRLA gelled-electrolyte (GEL), sealed VRLA starved-electrolyte (AGM), and sealed lead acid flooded (WET) technologies. These batteries are generally more efficient than batteries that use a conventional liquid acid compound. The Company believes that it may be able to integrate its existing iQ battery technologies into the batteries manufactured by Gel to make them even more efficient. The Company intends to acquire the assets and business of Gel as a going concern. Under the terms of the

LOI, the Company would acquire the assets of Gel for $2,250,000, payable (i) $250,000 in cash at closing; (ii) a promissory note in the principal amount of $1,750,000, payable in five equal annual principal installments of $350,000, plus accrued interest on the remaining principal balance of 10% per annum; and a promissory note in the principal amount of $250,000, without interest, payable on the sixth anniversary of the closing. The Company's obligations would be secured by a security interest in the assets acquired from Gel. The acquisition is subject to the completion of due diligence, including an environmental study, and the negotiation of a definitive agreement. In connection with the LOI, the Company advanced a bridge loan to Gel in the amount of $75,000 in August 2002. The parties are continuing negotiations and due diligence related to the proposed acquisition. There can be no assurance that the acquisition will be completed or, if completed, that any synergies would exist between Gel's batteries and the iQ technologies. The Company anticipates that it will be required to raise additional capital in order to complete the acquisition. See "Need for Additional Capital," below.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policy which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include stock based compensation.

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

Management fees for the three months ended September 30, 2002 of $18,000 (2001 - $18,000) were paid to a company with a common director.

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

The Company's Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues. No revenues were recorded in either the three month period ended September 30, 2002 or three month period ended September 30, 2001. The Company does not anticipate it will generate any significant revenues from the sale of MagiQTM batteries until at least the second or third quarter of 2003, assuming the Company is able to raise sufficient financing to commercialize its MagiQTM batteries. See "Need for Additional Capital," below.

Total Operating Expenses. The Company had total operating expenses of $263,000 for the three month period ended September 30, 2002, compared to an operating income of $100,000 for the same period in 2001, an increase of $363,000. The primary factor for the increase was the non-cash compensation. For the three months period ended September 30, 2002, the Company recorded a non-cash compensation income of $170,000 compared to the non-cash compensation income of $702,000 for the same period in 2001. Without considering non-cash compensation, operating expenses for the third quarter 2002 were $433,000 ($602,000 - 2001) including research and development expenses of $226,000 ($220,000 - 2001) and marketing and general and administrative expenses of $207,000 ($382,000 - 2001). Non-cash compensation expense will vary from quarter-to-quarter as a result of fluctuating market prices for the Company's equity securities. See "Critical Accounting Policies."

Research and Development Expenses. Research and development expenses were $226,000 for the three months ended September 30, 2002 compared to $220,000 for the same period in 2001, an increase of $6,000 or 2.7%. Research and development personnel costs increased by $29,000 from $115,000 for the third quarter in 2001 to $144,000 for the third quarter in 2002. Laboratory expenses related to research and development decreased for the three months ended September 30, 2002 to $71,000 from $80,000 for the comparable period in 2001, a decrease of 11.3%. Research and development office expenses decreased from $14,000 for the three month period ending September 30, 2001 to $11,000 for the same period in 2002. No professional fees associated with research and development were incurred in the three month period ending September 30, 2002 compared to $11,000 for the same period in 2001 when an external firm completed rapid prototyping works for the Company.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration decreased to $207,000 for the three month period ended September 30, 2002 from $382,000 for the same period in 2001, a decrease of $175,000 or 45.8%. The higher expenses in 2001 were due in part to expenses related to the Company's participation in the 2001 International
Automotive Show (IAA) in Frankfurt, which takes place every other year in September. Investor relations expenses decreased from $113,000 for the third quarter in 2001 to $18,000 for the third quarter in 2002. This decrease in investor relations expense resulted from less intensive activity in investor relations and the restructuring of investor relations agreements in 2002. Marketing expenses decreased from $48,000 for the third quarter ended September 30, 2001 to $21,000 for the same period in 2002. For the same three month period ended September 30, professional fees decreased from $64,000 in 2001 to $39,000 in 2002. Office & travel expenses decreased from $67,000 in the third quarter 2001 to $17,000 in the third quarter 2002 which was mainly due to a reduction in international traveling. During the three months ended September 30, 2002, the Company employed external resources for strategic consulting resulting in an increase in expenses for consulting services $44,000 for the three months ended September 30, 2002, compared to $16,000 for the same period in 2001. Other expenses related to general and administrative expenses for the three month period ended September 30, 2002 were personnel expenses at $47,000 ($40,000 - 2001); Management fees at $18,000 ($18,000 - 2001) and other expenses at $2,000 ($11,000 - 2001).

The Company anticipates that the level of expenditures related to its marketing expenses will increase during 2003 resulting from its plan to increase marketing efforts to introduce the MagiQTM battery, subject to obtaining additional financing to commercialize its MagiQTM batteries. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies.

Net Loss. The Company incurred a net loss of $290,000 or $0.02 per share for the third quarter of 2002, compared to a net income of $208,000 or $0.01 per share during the same period in 2001. The difference was attributable to a loss on foreign exchange of $27,000 for the three month periods ending September 30, 2002, compared to a foreign exchange gain of $115,000 for the three month periods ending September 30, 2001, and non-cash stock based compensation income of $702,000 recognized in the three month periods ending September 30, 2001, compared to non-cash compensation income of $170,000 in the same period in 2002. Without considering non-cash compensation, the Company would have realized a net loss in the third quarter of 2001. Non-cash compensation expense will vary from quarter-to-quarter as a result of fluctuating market prices for the Company's equity securities. See "Critical Accounting Policies."

The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQTM battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful.

The Company's Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues. No revenues were recorded in either the nine month period ended September 30, 2002 or nine month period ended September 30, 2001. The Company does not anticipate it will generate any significant revenues from the sale of MagiQTM batteries until at least the second or third quarter of 2003, assuming that the Company can raise sufficient financing to commercialize its MagiQTM batteries. See "Need for Additional Capital," below.

Total Operating Expenses. The Company had total operating expenses of $1,204,000 for the nine month period ended September 30, 2002, compared to $3,226,000 for the same period in 2001, a decrease of $2,022,000 or 62.7%. The primary factor for the decrease was the non-cash compensation. For the nine months period ended September 30, 2002, the Company recorded a non-cash compensation income of $279,000 compared to the non-cash compensation expense of $1,627,000 for the same period in 2001. Without considering non-cash compensation, operating expenses for the nine month period ended September 30, 2002 were $1,483,000 ($1,599,000 - 2001) including research and development expenses of $737,000 ($741,000) and marketing and general and administrative expenses of $746,000 ($858,000). Non-cash compensation expense will vary from quarter-to-quarter as a result of fluctuating market prices for the Company's equity securities. See "Critical Accounting Policies."

Research and Development Expenses. Research and development expenses in total were $737,000 for the nine months ended September 30, 2002, compared to $741,000 for the same period in 2001, a marginal decrease of $4,000 or 0.5%. Research and development personnel costs were stable at $439,000 for the first three quarters in 2002 compared to $442,000 for the first three quarters in 2001. Laboratory expenses related to research and development decreased for the nine months ended September 30, 2002 to $197,000 from $215,000 for the comparable period in 2001 as the Company had concentrated in finalizing the intensive pre-series development of the MagiQTM battery technology during 2001. Consulting services increased from $1,000 for the nine months ended September 30, 2001 to $25,000 for the comparable period in 2002, as the Company used consulting services related to its quality assurance certification process (ISO-Certification) for its MagiQTM battery at the beginning of the year. Research and development office expenses decreased from $46,000 for the nine month period ended September 30, 2001 to $40,000 for the nine month period ended September 30, 2002. Professional fees associated with research and development was $36,000 for the nine months period ended September 30, 2002, compared to $37,000 in 2001.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration decreased to $746,000 for the nine month period ended September 30, 2002 from $858,000 for the same period in 2001, a decrease of $112,000 or 13.1%. The higher expenses in 2001 were due in part to expenses related to the Company's participation in the 2001 International
Automotive Show (IAA) in Frankfurt, which takes place every other year in September. Investor relations expenses decreased to $143,000 for the nine months period ended September 30, 2002, from $230,000 for the same period in 2001, a decrease of $87,000. This decrease in investor relations expense resulted from less intensive activity in investor relations and the restructuring of investor relations agreements in 2002. Personnel expenses increased to $134,000 for the nine months ended September 30, 2002, compared to $123,000 for the nine months ended September 30, 2001. Office & travel expenses decreased from $113,000 for the nine month period ended September 30, 2001 to $67,000 for the same period in 2002 which was mainly due to a reduction in international traveling. Consulting services increased to $92,000 for the nine months ended September 30, 2002 from $71,000 for the nine months ended September 30, 2001 as the Company employed external resources for strategic consulting in 2002. Professional fees decreased by $21,000 to $165,000 for the period of the three quarters ending September 30, 2002, from $186,000 for the same period in 2001. Expenditures for marketing activities increased from $59,000 for the nine months period ended September 30, 2001 to $82,000 for the same period in 2002, as the Company contracted an international consulting firm to update its market research data and analysis on the market for intelligent battery systems and smart energy management. Other general and administrative expenses for the nine months period ended September 30, 2002 versus the comparable period in 2001 included management fees at $54,000 ($54,000 - 2001) and other expenses at $6,000 ($16,000 - 2001).

Net Loss. The Company incurred a net loss of $924,000 or $0.05 per share for the nine months ended September 30, 2002, compared to a net loss of $3,231,000 or $0.28 per share during the same period in 2001. Non-cash compensation expenses was a primary factor for these losses. A secondary factor for the differences in losses was related to the foreign exchange gain/loss deviation of the comparable periods: For the nine months period ending September 30, 2002 a foreign exchange gain of $280,000 was recorded, compared to a foreign exchange gain of $25,000 for the nine months period ending September 30, 2001. Non-cash compensation expense will vary from quarter-to-quarter as a result of fluctuating market prices for the Company's equity securities. See "Critical Accounting Policies."

The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQTM battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to September 30, 2002, the Company had raised approximately $10.0 million (net of issuance costs) from the sale of such securities, including the issuance of 2,500,000 common shares for deemed proceeds of $2,500,000 on the business combination with iQ Germany.

As of September 30, 2002, the Company had cash and cash equivalents of $258,000, compared to $451,000 at December 31, 2001. The Company had working capital of $159,000 at September 30, 2002, compared to $145,000 at December 31, 2001.

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

In August 2002, the Company advanced Gel $75,000 under the terms of the letter of intent in connection with the Company's proposed acquisition of substantially all of the assets of Gel. This obligation is evidenced by a demand promissory note bearing interest at the rate of 6% per annum.

The Company anticipates that it will require additional financing of approximately $500,000 to $750,000 to satisfy its working capital requirements through December 31, 2002, and an additional $3,000,000 to $4,000,000 to satisfy its working capital requirements for the nine month period ending September 30, 2003 depending on its ability to begin commercial production of its MagiQTM batteries. See "Plan of Operation." The Company anticipates that it will require an additional working capital during the next twelve months if it acquires the assets of Gel under the terms of the LOI. See "Need for Additional Capital," below.

The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit. The Company is in the process of closing a private placement of units at $0.35 per unit, each unit consisting of one common share and one warrant exercisable to acquire one additional common share at $0.45 per share for one year, to raise up to $400,000. On November 11, 2002, the Company issued 542,853 units under the private placement to raise $190,000. The Company anticipates it will close the balance of the private placement during the fourth quarter of 2002.

The Company currently has no external sources of capital and there can be no assurance that the Company will be able to raise sufficient financing to meet its capital requirements on acceptable terms or in a timely manner, if at all.

The Company currently has no commitments for credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

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

Obligations and Commitments

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, the Company's President, EUR 205,000 (approximately $200,000) in connection with iQ Germany's acquisition of the original iQ technology and other intellectual property rights in 1995. The amount is payable only out of (and only to the extent of) the gross profits of iQ Germany, if any. The Company presently believes that it has no financial obligation to either Horst Dieter Braun or Peter Braun in connection with this agreement.

In the third quarter of 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,000) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares at a deemed value of $0.52 per share, issuable on a quarterly basis. The first issuance will take place in October 2002. The agreement has an initial term of 12 months.

In the third quarter of 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares at a deemed value of $0.52 per share, issuable as follows: 25,000 shares in October 2002; 20,000 shares in December 2002; and 20,000 shares in March 2003.

The Company's capital requirements depend on several factors, including the success and progress of its product development programs, the resources the Company devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company expects to devote substantial cash for research and development. The Company will also require additional capital if it completes the Gel acquisition, for which there is no assurance. The Company cannot adequately predict the amount and timing of its future cash requirements. See "Need for Additional Capital," below.

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

In January 2001, the founding members of the DC-BUS Alliance signed a memorandum of understanding and agreed to entrust the Company's Chief Executive Officer, Peter E. Braun, with the management and administration of the DC-BUS Alliance. Subsequent to that date, workgroups met on a monthly basis within the Company's corporate offices and worked on the technical specification for multiple applications of the DC-BUS technology in future cars. Joint presentations were given in technical conferences and technical papers have been submitted to various audiences. The consortium agreement has been negotiated and the Company expects to finalize a contract in this regard in the near future.

In September 2001, the Company introduced its MagiQ(TM) intelligent battery, the Company's first product designed for mass production, at the Frankfurt International Auto Show IAA. This resulted in numerous inquiries from car manufacturers and TIER 1 suppliers.

In September 2000, the Company demonstrated a future solution for its SEM smart energy management(TM) application together with DaimlerChrysler on the international Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler's intelligent Powertrain X-by-wire concept. The project, called PEIT (Powertrain Equipped with Intelligent Technology), was launched during the third quarter of 2001. In this program, the Company is responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture. Other participants in the project include Knorr Bremse and Continental AG.

Since the first fiscal quarter of 2000, the Company has presented its technology at several international conferences and has been requested to submit several technical papers related to its technologies. The Company has entered into negotiations with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of the Company's products and/or its technology. To date, the Company has not entered into any agreements related to supplying batteries or licensing its technologies.

The Company completed development of the MagiQTM battery and planned an initial production run during the third quarter 2002, with plans to begin marketing the battery in the fourth quarter of 2002. The Company entered into procurement contracts with suppliers to provide the components for the production run in accordance with the Company's quality requirements and at fixed negotiated costs. The Company completed an initial production run of its MagiQTM battery in April, 2002. The Company conducted tests on this initial production run and determined that one of the external components did not meet the Company's quality standards. All other performance criteria for the MagiQTM battery met or exceeded the Company's specifications in these tests. The manufacturer of the component is currently re-engineering its manufacturing process, and the Company anticipates that the component will meet the Company's quality standards. This process has caused a six month delay in manufacturing the Company's initial commercial run of the MagiQTM battery and the delivery of batteries to automobile manufacturers for final testing. The Company will be required to raise additional capital for working capital purposes until sufficient revenues can be generated from the sales of the MagiQTM battery or licensing of the technology. The Company does not anticipate it will generate any significant revenues from the sale of MagiQTM batteries until at least the second or third quarter of 2003, assuming adequate financing is available to commercialize the Company's MagiQTM batteries. See "Need for Additional Capital," below.

In September 2002, the Company announced that it has entered into a letter of intent for the acquisition of substantially all of the assets of Gel Electric Technologies, Inc. located in California. Gel is a manufacturer of specialized automotive and storage batteries with a current emphasis on sealed VRLA gelled-electrolyte (GEL), sealed VRLA starved-electrolyte (AGM), and sealed lead acid flooded (WET) batteries. These batteries generally are more efficient than batteries that use a conventional liquid acid compound. The Company believes that it may be able to use its existing iQ battery technologies to make the batteries manufactured by Gel even more efficient. In the future, the Company may also manufacture its MagiQTM batteries at the Gel facilities for distribution in the United States and Canada. The Company intends to acquire the assets and business of Gel as a going concern. Under the terms of the LOI, the Company would acquire the assets of Gel for $2,250,000, payable (i) $250,000 in cash at closing; (ii) a promissory note in the principal amount of $1,750,000, payable in five equal annual principal installments of $350,000, plus accrued interest on the remaining principal balance of 10% per annum; and a promissory note in the principal amount of $250,000, without interest, payable on the sixth anniversary of the closing. The Company's obligations would be secured by a security interest in the assets acquired from Gel. The acquisition is subject to the completion of due diligence, including an environmental study, and the negotiation of a definitive agreement. In connection with the LOI, the Company advanced a bridge loan to Gel in the amount of $75,000 in August, 2002. The parties are continuing negotiations and due diligence related to the proposed acquisition. There can be no assurance that the acquisition will be completed or, if completed, that any synergies would exist between Gel batteries and the iQ technologies. The Company anticipates that it will be required to raise additional capital in order to complete the acquisition. See "Need for Additional Capital," below.

As part of the Company's strategic plan, over the next 12 months, the Company intends to concentrate its resources on research and development, production, marketing and financing activities.

Research and Development

The Company's research and development strategy over the next twelve months is to:

     o    expand  research  and  development  operations;
     o    expand the MagiQTM product family designs;
     o    start production of batteries that incorporate the iQ technology;
     o    finalize its third party testing program for the MagiQTM product line;
     o expand joint research activities with car makers in various x-by-wire programs;
     o continue the Company's state of charge ("SOC") and state of health ("SOH") program development; and
     o expand the Company's activities in the field of power line communication within the DC-BUS Alliance.

The Company anticipates that it will spend approximately $950,000 on research and development during 2002.

The Company's research and development activities are expected to increase substantially in the event that the Gel acquisition is completed. There can be no assurance that such acquisition will be completed.

Production

The Company's production strategy during the next twelve months is to:

     o    complete the limited-production of the MagiQTM battery;
     o continue the assessment and the qualification of additional manufacturing sites for the production of the MagiQTM battery designs; and
     o enter into additional joint venture, partnership agreements, cooperation agreements or similar agreements with battery manufacturers.

The Company anticipates that it will spend approximately $50,000 on production related planning activities during 2002.

The Company's production activities are expected to increase substantially in the event that the Gel acquisition is completed. There can be no assurance that such acquisition will be completed.

Marketing

The Company's marketing strategy over the next twelve months is to:

     o enter into development contracts with customers of the automotive industry and other industries to apply its technology to their individual demand with the goal of producing and supplying the products that will be developed for these customers in their own production plants;
     o    expand its marketing activities of the MagiQTM battery;
     o market the iQ technology and the Company's software as part of its technology for solutions regarding SOC and SOH status indications for batteries to car manufacturers and their Tier 1 suppliers.

The Company anticipates that it will spend approximately $100,000 on marketing and sales during 2002. The Company's marketing activities are expected to increase substantially during 2003 as it begins marketing the MagiQTM battery.

The Company's marketing activities are expected to increase substantially in the event that the Gel acquisition is completed. There can be no assurance that such acquisition will be completed.

Financial

We intend to seek additional financing for working capital purpose, to fund our research and development efforts and to commercialize our MagiQTM batteries. We may also seek financing to acquire the assets and business of Gel or form a strategic alliance with a battery manufacturer.

We anticipate that we will expend approximately $100,000 on capital raising efforts during 2002.

Administrative and General Operating

The Company estimates that its general administrative and operating budget will be approximately $750,000 during 2002. The Company's administrative and general operating costs is expected to increase substantially if the Gel acquisition is completed. There can be no assurance that the Gel acquisition will be completed.

Need for Additional Capital

The Company anticipates that its total operating budget (excluding non-cash stock based compensation expense/income) for 2002 will be approximately $1,950,000. The Company anticipates that it will require additional financing of approximately $500,000 to $750,000 to satisfy its working capital requirements through December 31, 2002, and an additional $3,000,000 to $4,000,000 to satisfy its working capital requirements for the nine month period ending September 30, 2003 depending on its ability to begin commercial production of its MagiQTM batteries. In addition, the Company will require additional financing of approximately $1,000,000 during the next twelve months if it completes the proposed acquisition of Gel.

The Company anticipates that it will need to undertake additional financings during the fourth quarter of 2002. See "Liquidity and Capital Resources" above. The Company may require more financing if it experiences delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. The Company cannot assure you that it will be able to obtain more financing or that, if it does, it will be on favorable terms or on a timely basis.

If the Company unable to raise additional financing on acceptable terms, it may be required to take some or all of the following actions:

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

Personnel

The Company does not expect any significant changes in its personnel strategy over the next twelve months. However, if the Gel acquisition is completed, the overall number of employees of the Company will increase by approximately 20 employees due to the inclusion of the Gel workforce. The Company's personnel strategy is to maintain its research and development capabilities and the Company may hire personnel in marketing and sales once the commercial production of the MagiQTM battery is commenced.

Other Trends and Uncertainties

Foreign Currency Translation Risk

To date, exposure to foreign currency fluctuations has not had a material effect on the Company's operations. The Company believes its risk of foreign currency translation is limited, as its operations are based in Germany with resulting transactions primarily denominated in United States dollars. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

Going Concern

The Company is still in the development stage and could fail before implementing its business strategy. The Company may continue to incur net losses for the foreseeable future and the Company has prepared the accompanying financial statements assuming that the Company will continue as a going concern. The Company has expressed uncertainty as to its ability to remain a going concern.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     As of September 30, 2002, there is no material litigation pending against the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Sales of Unregistered Securities.

In the third quarter of 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,000) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares at a deemed value of $0.52 per share, issuable on a quarterly basis. The first issuance will take place in October 2002. The shares are anticipated to be issued in reliance upon an exception from the registration requirement of the Securities Act of 1933, as amended (the "Securities Act"), under Regulation S. The agreement has an initial term of 12 months.

In the third quarter of 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares at a deemed value of $0.52 per share, issuable as follows: 25,000 shares in October 2002; 20,000 shares in December 2002, and 20,000 shares in March 2003. The shares are anticipated to be issued in reliance upon an exception from the registration requirement of the Securities Act.

The Company is in the process of completing a private placement of units at $0.35 per unit, each unit consisting of one common share and one warrant exercisable to acquire one additional common share at $0.45 per share for one year, to raise up to $400,000. On November 11, 2002, the Company issued 542,853 units under the private placement for proceeds of $190,000 to non-U.S. persons outside the United States in reliance upon exceptions from the registration requirements of the Securities Act under Regulation S.

Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission and information regarding the Company's issuance of unregistered securities during the first and second quarters of 2002 is contained in the Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 2002 and June 30, 2002. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2001 is hereby incorporated by reference to this report.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Shareholders during the quarter ended September 30, 2002.

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

       Exhibit No.  Description

       2.1(1) Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

       2.2(1) Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

       2.3.(1) Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

       2.4(1) Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

       2.5(1) By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on June 30, 1998

       Exhibit No.  Description

       2.6(9) Certificate of Amendment dated July 23, 2002 for iQ Power Technology Inc.

       2.7(9) Amendment to By-law Number One General By-Law of iQ Power Technology Inc. dated June 28, 2002

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

       Exhibit No.  Description

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

       Exhibit No.  Description

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

       Exhibit No.  Description

       6.52(6) Finder's Fee Agreement by and between iQ Power and EH&P Investments AG dated May 5, 2001

       6.53(6) European Investor Relations Agreement by and between iQ Power Technology Inc. and Magdalena Finance Corp. dated May 7, 2001

       6.54(7) European Investor Relations Agreement - Supplement #1 by and between iQ Power Technology Inc. and Magdalena Finance Corp. dated September 1, 2001.

       6.55(7) Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Holterman & Team GmbH dated July 1, 2001.

       6.56(7) Amendment to Terms of Non-Revolving Term Credit Facility Effective June 30, 2001 by and between iQ Power Technology Inc. and John Lawson.

       6.57(8) European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001. (previously filed as Exhibit 6.60)

       6.58(8) Contractual Agreement by and between the Company and Jack Wynn & Co., Inc., dated October 23, 2001. (previously filed as Exhibit 6.61)

       6.59(9) Finders Agreement by and between iQ Power Technology Inc. and Hereford Group Limited. (previously filed as Exhibit 6.62)

       6.60(9) Finders Agreement dated June 5, 2002 by and between iQ Power Technology Inc. and Jorg Schweizer. (previously filed as
                    Exhibit 6.63)

       6.61(10)     Amendment  No. 4 to iQ Power  Technology  1998 Stock  Option
                    Plan

       6.62(10)     Amendment No. 1 to iQ Power Technology 2001 Incentive Plan

       6.63 Media Relations Consulting Agreement by and between iQ Power Technology Inc. and Andreas Gloetzl.

       6.64 Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Jorg Schweizer.

       6.65 Letter of Intent by and between iQ Power Technology Inc. and Gel Electric Technologies, Inc.

       7.1(1)       List of Material Foreign Patents

       99.1         Section 904 Certification of Chief Executive Officer

       99.2         Section 904 Certification of Acting Chief Financial Officer

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

(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.
(5) Previously filed as an exhibit to the registrant's registration statement on Form S-8 filed on July 25, 2001.
(6) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001.
(9) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10) Previously filed as an exhibit to the registrant's registration statement on Form S-8 filed on November 8, 2002.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002.

                                iQ POWER TECHNOLOGY INC.


                         By:    /s/ Peter E. Braun
                            -----------------------------------
                                Peter E. Braun,
                                President and Chief Executive Officer
                                (Principal Executive Officer)




                         By:    /s/ Marco Graf von Matuschka
                            -----------------------------------
                                Marco Graf von Matuschka,
                                Chief Financial Officer

                            SECTION 302 CERTIFICATION

I, Peter E. Braun, certify that:

1. I have reviewed this quarterly report of iQ Power Technology Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                            /s/ Peter E. Braun
                            -----------------------------------
                            Peter E. Braun, Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Marco Graf von Matuschka, certify that:

1. I have reviewed this quarterly report of iQ Power Technology Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            /s/ Marco Graf von Matuschka
                            -----------------------------------
                            Marco Graf von Matuschka,
                            Chief Financial Officer