Form 10KSB
period 2002-12-31
IQ POWER TECHNOLOGY INC
filed 2003-04-17
CIK 1072667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe transition period from ______________ to ______________

Commission file number: 000-26165

IQ POWER TECHNOLOGY INC.
(Name of Small Business Issuer in its charter)

Canada	Not Applicable
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Erlenhof Park
Inselkammer Strasse 4
D-82008 Unterhaching, Germany
+ 49 89 614 483 10
(Address and telephone number of principal executive offices and principal place of business)

Evergreen Corporate Services, Inc.
31635 36th Avenue S.W.
Federal Way, Washington 98023-2105
(253) 838-4427
(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common shares without par value
(Title of Class)

        Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

        State issuer’s revenues for its most recent fiscal year: $0.00

        State the aggregate market value of voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of a specified date within the past 60 days: $7,458,000 as of March 31, 2003 based on the average bid and asked price of $0.3846 per share as quoted on the National Association of Securities Dealer over the counter bulletin board.

        Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

        The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2002 was 20,348,227, and was 21,432,372 as of March 31, 2003.

        Transitional Small Business Disclosure Format:    Yes [  ]      No [X]

-i-

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter “iQ Germany” or “iQ Battery”) (hereinafter collectively, referred to as “we,” “us,” “our,” iQ Power” and “the Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company’s limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company’s dependence upon a relative concentration of customers in the automotive and battery manufacturing industries, competition in the battery industry and competing battery technologies, risk related to the development of the Company’s battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company’s technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company’s reliance on third-party marketing relationships and suppliers, the Company’s ability to protect its intellectual property rights and the other risks and uncertainties described under “Risk Factors” in Part I of this Annual Report on Form 10-KSB. Such statements are included, among other places, in this document under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless provided otherwise, all dollar amounts in this annual report are stated in United States dollars.

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

iQ Germany was formed in 1991 to research and evaluate methods of maximizing lead-acid battery performance. We were formed to acquire iQ Germany and to license the technology developed by iQ Germany to others or to market products based on such technology. Throughout this Annual Report we refer to the technology developed by iQ Germany as our “technology”, the “iQ technology” or our “iQ Battery technology.”

On August 25, 1998, we acquired all the issued and outstanding common stock of iQ Germany in exchange for 4,000,000 of our common shares. The value of the shares we issued to acquire of iQ Germany was $2,500,000 or $0.625 per share. As a result of the share exchange, we acquired all of the assets and liabilities of iQ Germany and are currently engaged in the development and commercialization of electrical power sources for the automotive industry and other industries.

On June 18, 1999, we completed our initial public offering in the United States pursuant to which we received net proceeds of $4,690,000.

On April 10, 2000, we completed a reverse-split of our common shares on a 2.5 share for 1 share basis. Information contained in this annual report gives effect to the reverse split.

We have not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

Overview

We are engaged in the development and commercialization of electrical power sources and energy management technologies for the automotive industry and other industries, including the aerospace and defense industry. Our primary technology relates to a “smart” automotive starter battery, which combines several proprietary features. These features include:

•	an insulated case to minimize temperature fluctuation;
•	an internal microprocessor to monitor and control the charging and discharging process;
•	a battery acid anti-stratification device, to create a battery with more efficient charging, storage and power delivery than conventional automotive batteries; and
•	a communication device to transmit digital data over the direct current power lines (DC lines) of a vehicle.

Compared to conventional car batteries, the iQ battery is lighter, has increased cold-weather starting performance and increased life expectancy.

Our iQ Battery technology platform can be applied across a diversified spectrum of industries and applications, ranging from automotive (including electric, hybrid and fuel cell powered vehicles) to stationary applications in telecommunications and standby power sources. Our designs have also been developed to be integrated into batteries designed for 42-Volt electrical systems which are presently being developed. We believe that the automotive industry may introduce 42-Volt systems in their car designs towards the end of this decade, at least with respect to high-end automotive manufacturers. We believe our technology can be integrated in new 42-Volt electrical systems when and if these systems receive market acceptance.

Other potential applications of the iQ technology relate to battery status indicators, energy management systems for modern powernet architectures in vehicles and digital DC line communication devices.

The initial market we intend to target is the starting, lighting and ignition battery market. We believe that this market is a mature and stable market composed of a limited number of aftermarket resellers and original equipment manufacturers (so-called “OEMs”). Over the last ten years, new competition and changes in the automotive industry have increased pressure on starting, lighting and ignition (“SLI”) battery manufacturers to reduce costs and to improve the power and efficiency of the batteries they produce. In response to these conditions and to the increased market demand for smaller and lighter SLI batteries that produce adequate amounts of electrical power, we have developed the iQ technology, a battery technology that lowers the weight and increases the electrical output of SLI batteries.

We have produced prototype batteries based on the iQ technology which have been tested by several major automotive manufacturers, including Daimler-Benz, BMW and Audi. As a result of these tests and extensive internal testing, we believe that when compared to a conventional 12 volt automotive battery, a comparable iQ battery will:

•	weigh 40% less;
•	have six times the recharging capacity in cold conditions;
•	require 40% less lead;
•	have increased service life;

•	have increased low-temperature starting capacity; and
•	be capable of providing information to the energy management system or the operator on the battery’s state of charge (“SOC”) and state of health (“SOH”).

We have launched a pilot program to commercialize our first generation iQ battery, the “MagiQ” battery. Our pilot program involves installing the MagiQ battery in fleet vehicles operated by OEMs, Tier 1 suppliers and opinion leaders, such as automobile clubs. Our commercial goal is to market the MagiQ battery to automakers and other customer groups. We anticipate that we will eventually license the iQ technology to automobile suppliers and battery manufacturers or that we will enter into one or more strategic relationships with established battery manufacturers to produce and distribute our batteries.

SLI Industry Background

We believe that the SLI battery industry is a stable, mature industry that is composed of a limited number of aftermarket resellers and OEMs. In 2000, worldwide unit sales in the SLI battery market was estimated at approximately 290 million units with an aggregate market value of 9.7 billion. According to OICA, 58.3 million SLI batteries have been used worldwide in the original equipment car and truck manufacturing industry (with the most important markets being Europe, the United States and Japan as follows: 19.2 million such batteries in use in Europe, 20.1 million such batteries in use in the United States, and 10 million such batteries in use in Japan). About another 120 million units have been used in the original equipment supplier replacement market worldwide. According to industry organizations such as EUROBAT, in the year 2000, the size of the replacement battery market in Europe was approximately about 47 million units, and approximately 50 million units in the U.S.

Over the past 30 years, the SLI battery industry has been known for a relatively low level of product innovation. New competition within the SLI battery industry and changes in the automotive manufacturing industry have placed increased pressure on SLI battery manufacturers to reduce costs and to increase the power and efficiency of the batteries they produce. In recent years, many automotive manufacturers have begun selling their component manufacturing divisions in an effort to streamline production. This has resulted in increased competition and lower overall prices for SLI batteries. At the same time, many automobile manufacturers, in an effort to reduce costs, have begun to apply strict conditions to their relationships with OEMs, such as requiring “just-in-time” delivery and “in house” assembly of components. Many automobile manufacturers have also adopted a policy of having at least two alternative sources of supply, thus requiring any developer of new battery technologies to persuade other suppliers to adopt similar technologies.

Conventional lead acid batteries are extremely sensitive to changes in temperature and continuously lose output capacity due to temperature fluctuations, vibration damage and corrosion and sulfatation inside the battery. As a result, in order to compensate for the tendency of conventional lead acid batteries to lose much of their output capacity over time, conventional battery manufacturers manufacture larger and heavier batteries with increased initial output capacity. These batteries not only add additional weight to the vehicle, but are also often more difficult to integrate into modern engine configurations. At the same time, fuel efficiency requirements and engine designs require that battery size and weight be reduced to ensure maximum fuel efficiency.

Recent advances in automobile technology and design have placed increasing demands on the electrical output generated by an automobile battery. European OEMs have been experimenting with new 36-Volt batteries for the next generation of dual-battery automotive electrical systems. As the power requirements of automotive electronics continue to increase, automotive manufacturers are designing new vehicles that will require higher Voltage electrical systems needing larger or multiple batteries. These new systems will generally require a 12-Volt battery for lighting systems and other low power consumption accessories within the automobile and a 36-Volt battery, which is needed for the next generation of combined starter motor/alternators and for high power-consumption accessories such as AC power and electrical heating and cooling systems. In addition, European OEMs are expected to include high-Voltage electrical systems (42 Volts) in certain luxury models in the next 10 years.

In addition to higher Voltage systems, European manufacturers have recently began experimenting with so-called “smart batteries.” A smart battery is a battery equipped with specialized hardware that provides both calculated present state and predicted future state information to its host under software control. A smart battery charger is a battery charger that periodically communicates with a smart battery and alters its charging characteristics in response to information provided by the smart battery. A study of Mercer Management Consulting of May 2002 estimates a demand of about 30 million units of smart batteries for the OE car market in 2010. However, these estimates are not limited to smart batteries (such as our MagiQ Battery) with integrated monitoring technology, but also includes batteries with intelligent devices incorporated into automobile on board networks (external battery monitors). Our iQ technologies are designed to be integrated into a variety of smart battery applications.

We believe that increased competition in the SLI battery manufacturing industry along with increased demands for high-powered, lightweight, efficient SLI batteries that can be used in both traditional and alternative vehicle applications, will create opportunities to market our “smart battery” technology to aftermarket resellers and OEMs. We also believe that our smart battery technology can be used in a variety of applications and marketed to a number of market segments.

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

Transportation:

•	Original Equipment

•	Aftermarket

Industrial:

•	Motive Power –Traction, Marine and Aviation

•	Standby Power - Stationary, Uninterprutable Power Supply (UPS), Emergency and Remote Sensing

Developmental:

•	Electric Vehicle Technology

•	Fuel Cells Technology

Transportation

Transportation batteries are the single largest battery market and affect virtually every consumer on a daily basis. There is a tremendous incentive to improve automotive battery performance, a strong incentive to reduce automotive battery price and even an environmental incentive to eliminate the “lead” in lead-acid batteries altogether. Industry analysts like Mercer Management Consultants predict that smart automotive batteries will be common within five years and that they will become standard on new vehicles within ten years. For the model year 2010 Mercer estimates that at least 13 per cent of all new vehicles being equipped with smart energy management systems which requires smart batteries. Moreover, the Company anticipates that there will be a growing market for higher Voltage automotive batteries in the coming years. This development is expected to influence how automotive batteries are marketed, and we believe will provide the Company with an opportunity to position our products as more expensive, proprietary brands. The starter battery sector is divided into two distinct product markets: The OEM market and the replacement market.

Original Equipment

The OEM market consists of the sales of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles. We believe that the following represents the most important factors affecting the OEM:

•	Vehicle design based: component weight and space restrictions.
•	The strength of the market for passenger cars, light trucks and sports utility vehicles.
•	Significant consolidation in the automotive industry (e.g., BMW/Mini, DaimlerChrysler, Ford/Volvo, GM/Saab/Fiat).
•	Globalization of OEM procurement activities, which pressure suppliers to do likewise and result in product standardization and, concomitantly, lower prices.
•	Movement of several OEMs into the aftermarket business (i.e., Ford/Kwik Fit).
•

Batteries for the original equipment market have to correspond to the specifications required by the OEM including zero-defect reliability. Supply to the original equipment market is generally linked to research and development cooperation for new products that enable the suppliers to follow the latest technical developments in the market.

•

Vehicle electrical requirements: New architectures of the vehicle’s electrical system (e.g. multi-battery designs, 42-Volt vehicle systems) will enable effective use of x-by-wire technologies, ride control systems and electromagnetic valve train.

Replacement —Aftermarket

Aftermarket batteries are principally sold through retail automotive parts chains and mass merchandisers, car and truck dealers and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers and small retailers. Automotive-type transportation batteries are also used for commercial applications such as: trucks, farm-equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications. We believe that demand for conventional automotive replacement batteries is influenced by the following principal factors:

•	Number of vehicles in use.
•	Average battery life.
•	Average age of vehicles and their condition.
•	Demand for automotive aftermarket batteries is significantly affected by the weather. Unusually cold winters or hot summers accelerate battery failure and increase demand.

Industrial

The industrial battery segment can be broadly divided into motive power batteries and stationary batteries. motive power batteries are used in railways, forklifts and other electric vehicles. Stationary batteries are typically used in telecom networks, power plants, emergency lighting, remote power source and uninterruptible power systems, and account for the bulk of the demand for industrial batteries.

Motive Power –Traction, Marine and Aviation

The materials handling industry provides the single largest market for motive power (traction) batteries. Applications typically include forklifts, electric counter balance trucks, pedestrian pallet trucks, low-level order pickers, turret trucks and specialty access equipment. Other market segments requiring motive power products include; scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, electric road vehicles. Battery-powered boats are a small, but significant motive-battery market sub-sector. Battery-powered wheelchairs are another. A promising long-term traction battery-powered market is for Automatic Guided Vehicles (AGV’s) — unmanned material handling equipment integrated into automated factories. AGV’s are also being designed for work outside of the factory or warehouse. Motive power batteries are designed to provide high power for long periods. Reduced weight is an important design requirement. A traditional golf cart battery weighs three times as much as an automotive battery, largely because of greater quantities of active (i.e., lead) material.

Power –Stationary, UPS, Emergency and Remote Sensing

The capabilities of lead acid batteries, traditionally used for SLI applications, are easily transferred to standby or stationary applications and provide a reliable source for backup power. Standby batteries are used for back-up power applications to ensure a continuous power supply in case of a primary power failure or outage. Back-up power devices incorporating standby batteries are used in most electric power systems including: those used in telecommunications, computers, hospitals, airports, traffic control, elevators, security/alarm systems, electrical power plant systems and military equipment. The next largest segment of the standby market is uninterruptible power supplies (UPS) that are used in computer installations, such as for banks, airlines and to back up servers for the Internet. Growth in this area has paralleled the growth in computer systems.

Market Growth Considerations

Telecom and datacom industries are creating new growth opportunities for the lead acid battery markets, specifically in stationary applications. The increasing frequency of power outages in a world of microprocessor-based equipment is driving the need for standby and back-up power. We believe our battery-control technology and smart lead acid batteries are well positioned to meet this growing need. Strategic research provided by Frost & Sullivan indicates that the worldwide communications flooded and VRLA battery dollar market is expected to reach $8.4 billion by 2006, representing a compound annual growth rate of 8.5 percent.

The growth in the battery demand for telecommunications has been especially fueled by the deployment in every country of multiple cellular and wireless mobile communication systems where each transmitting base station requires a set of standby batteries. Other telecommunications applications include central and local switching systems, satellite stations, optical fiber repeating boxes, cable TV boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system. While the global economic downturn had a negative impact on battery sales, there are pockets of potential growth regardless of the macroeconomic conditions. The VLRA battery market also has attributes that insulate it against the more volatile elements of the current economic downturn. There is a huge existing base of batteries and equipment that needs to be replaced. Once the economy recovers, however, the growth of new installation sales again will “cross over” and is expected to exceed replacement sales.

According to a recent study by Frost & Sullivan, the total UPS market is estimated at $5.74 billion reflecting a drop of 3.4 percent from 2000. Future demand for UPS’s is expected to be strong with a compound annual growth rate (CAGR) for revenues of 4.2 percent. The UPS segment includes telecommunications backup systems and electronic backup power. These market niches rely heavily on lead-acid battery systems. There are approximately 180,000 emergency lighting systems sold annually. Emergency lighting is generally installed in response to outside influence (government regulation, insurance standards, etc.)

According to a study by CMP Media Inc., dated January 2002, worldwide telecom battery revenue is expected to grow at a compound annual rate of 18.2%, from $1.98 billion in 2000 to $4.56 billion in 2005.

Development Battery Technology

Electric Vehicle Battery Market

EV is a generic term for electric vehicles powered only by batteries (“EV’s”), vehicles powered by batteries and at least one other energy source (Hybrid Electric Vehicles, or “HEV’s”), and fuel cell-powered vehicles (so-called “FCV’s”). In fact, FCV’s are likely also to require a supplementary power source, and so come within this report’s definition of hybrids. Zero-emission vehicle (“ZEV”) is the term adopted by California in its low emissions program, and for purposes of this Annual Report is synonymous with our use of the term “BEV.” We believe that our iQ technology can extend the useful life of power sources now used in gasoline engines and provide a means of starting and monitoring remaining energy in electric or hybrid vehicles.

We believe that for the near term (approximately through 2007) the EV battery market will consist of lead-acid and nickel-metal hydride batteries, with a few other technologies perhaps coming to bear (i.e., lithium, metal-air, and redox battery technologies). In the longer term (from approximately 2007 through 2012), it is our view that lead-acid batteries will increasingly be replaced by nickel-metal hydride, and lithium EV batteries will become more and more common. Metal-air and redox batteries may also be widely commercialized if technical and price constraints are resolved.

Fuel Cell Technology

Fuel cells are electro-chemical devices, similar to a battery in which hydrogen (either in the form of pure hydrogen gas or hydrogen extracted from a fuel that contains the element, e.g., methanol) and oxygen gas (typically from atmosphere) are combined to produce electricity, water and a modest amount of waste heat. Like a battery, the fuel cell has no moving parts (except for small fans and pumps to remove or recover waste heat). It also has near-zero emissions, except for water, and is presently designed to be ultra-quiet. These characteristics make the fuel cell a highly attractive power source of automobiles and other vehicles. Fuel cell power systems can be classified in two groups by type of application:

•	Those intended to replace the internal combustion engines and drive trains in automobiles, trucks and busses; and
•	Those intended to serve as an electrical power supply replacing the generator in future vehicle concepts.

Both applications require batteries to start the fuel cell and act as an energy buffer to assist in maintaining constant voltage levels in the bordnet. Fuel cells require an embedded voltage measurement and monitoring system to provide:

•	Safety features and critical system parameters to avoid damage to the vehicle and its passengers; and
•	Operational features to optimize the energy production and storage process.

We believe that our smart energy management (“SEM”) technology platform can manage the compatibility and resources between the fuel cell power source and energy storage batteries. Moreover, our iQ technology is fundamentally “chemistry independent” in that our SEM technologies can be used or incorporated into a variety of developmental power and energy supply technologies.

Products and Technology

The iQ technology platform and battery design changes are not simply rearrangements of existing components. We believe that our proprietary designs and technology can be incorporated into alternative energy systems or as product bundles that encompass the following battery and battery-control products:

•	Smart Battery Systems and Components;
•	Automotive Power Control Products;
•	Electric Vehicles Power Control Products;
•	Battery Charger/Power Converter and Components;
•	Traction, Marine and Aviation Power Control Products; and
•	UPS, Stationary and Remote Power Control Products.

We intend to vigorously pursue the market for our products for use in these applications.

How Our iQ Technology Works

Over time, lead-acid batteries lose output capacity due to, among other things, temperature fluctuations and corrosion of internal lead plates. The iQ battery uses an insulated case, an internal microprocessor and a battery acid anti-stratification device to minimize the loss of output capacity. As a result, the iQ battery requires fewer lead plates than a conventional lead acid battery to deliver the required output capacity for a specific application.

Double-Walled Casing

Conventional lead-acid batteries are vulnerable to damage caused by temperatures above 50 degrees Centigrade (122 degrees Fahrenheit) and to loss of starting performance when temperatures fall below freezing (0 degrees Celsius or 32 degrees Fahrenheit). Some auto manufacturers have attempted to protect batteries from the high temperatures found in the car’s engine compartment by installing the batteries in the rear of the vehicle. Although this placement protects batteries from heat, it requires the use of long, thick cables to connect the battery to the engine. The cables not only increase the weight of the car, they also produce electrical losses in cold starting conditions. To offset these losses, manufacturers must use batteries with larger amounts of lead and acid, thus further increasing the total weight of the automobile.

To minimize the loss of performance caused by temperature extremes, we, in cooperation with BASF, Germany’s largest chemical company, developed a double-walled battery case made from a polypropylene foam material called Neopolen®, a thermoplastic particle foam. When a battery is placed inside the Neopolen case, it is protected against the extreme temperature fluctuations by the thermal insulation properties of the material.

In addition, Neopolen has mechanical properties which lends itself to integrating with battery technology. The cells of this ductile material remain intact under mechanical pressure and, after protracted compression, the material returns to its original shape. We believe that the structural stability of the Neopolen case will provide additional protection to the internal battery components.

Energy Control System

Although the insulated case of the iQ battery provides protection against extreme high temperatures, the insulated case cannot protect the battery from extended low temperatures. Temperatures below freezing dramatically reduce the ability of a battery to start an automobile engine and to be recharged by a running car’s generator. To prevent the loss of performance caused by low temperatures, the iQ battery incorporates an energy control system to maintain or reestablish optimal internal battery temperatures.

The energy control system consists of a sensor and control system and an internal heating component. The sensor and control unit is designed to measure and record a variety of internal and external factors, including:

•	outside temperature;
•	changes in outside temperature;
•	inside temperatures;
•	changes in inside temperature;
•	the revolutions per minute at which the engine was cranked;

•	the time of travel and the RPMs during travel;
•	voltage; and
•	changes in voltage.

Using this information, the energy control system determines when the heating component must be activated and the amount of power that may be used to maintain optimum internal battery temperature without draining the battery to the point that damage occurs. We anticipate that in the future, automobiles will have real time electronic information displays linked to the vehicle’s on-board computer system to provide the driver information relating to battery charge levels, electrical outputs, temperature and other information.

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

Instead of using moving parts or pumps, the iQ technology uses hydrodynamic principles to facilitate continuous mixing of the sulfuric acid and the distilled water inside the battery without using moving parts. A simple plastic baffle is integrated into each cell of the battery. When the vehicle is moving, e.g., accelerating or braking, the inertial energy acts with the baffle to produce internal fluid pressure that causes the sulfuric acid at the bottom of the battery to travel through a corridor to the top of the battery. Specially designed “gating” mechanisms inhibit the reversal of the fluid flow. In addition, when the vehicle is not moving, the internal baffle system acts as a hydrodynamic pump that moves fluid to the top of the battery in response to the battery’s internal heating element.

The Communication Device

Until recently, data transmission in automobile electrical systems used separate data cable and connector systems. YAMAR Electronics has patented technology that permits information and data to be accumulated in the microprocessor and transmitted over DC lines. This technology has successfully been tested and evaluated by BMW, other OEMs and Tier 1 suppliers. We have entered into a collaborative agreement with YAMAR to develop solutions using their patented technologies in our iQ Battery exclusively for battery applications. Our company has been asked to form a consortium consisting of automobile manufacturers and suppliers in order to standardize this technology. We have been actively leading a consortium with the participation of, among other manufacturers, BMW, AUDI, RENAULT, PSA and Infineon, and conduct monthly meetings in our offices. A final cooperation agreement between the parties has not yet been reached. Our current role is to administer and manage the consortium.

We believe that the YAMAR technology can be developed into a solution that will permit information such as the state of charge (“SOC”) and the state of health (“SOH”) of a battery and other electrical systems to be transferred to the board computer or separate status indicators. We believe that an integrated solution can be designed to avoid potential wiring and connector problems and reduce the costs related to wiring and connector installations.

We are collaborating with YAMAR to develop an ASIC solution using this patented technology. As of the filing date of this Annual Report we have managed to built functioning printed circuit boards of this system. Samples have been sold in small quantities for tests to various customers, such as DaimlerChrysler, Airbus Industries and the German Rail (Project LEILA), with positive test results in all cases.

Performance Specifications and Test Results – iQ Smart Battery – Our First Generation “MagiQ” battery

The outer dimensions of the current iQ battery, the “MagiQ” battery, are identical to a conventional 12 Volt lead acid battery in order to facilitate ease of replacement in existing vehicles. In addition, the dimensions and shape of the MagiQ battery’s terminals are identical to those of conventional batteries. Our battery, however, accepts charges at a much higher rate than conventional batteries. As a result, the MagiQ battery, as currently developed, requires less amp output to deliver the same performance over time, requires fewer lead plates and weighs approximately 40% less than conventional batteries.

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

Battery Test

In the battery test, the tested batteries were charged and discharged multiple times at different temperature levels. The amount of time necessary to complete a full charging cycle (e.g., for the battery to fully charge after being fully discharged) was measured. The tests showed that the iQ battery’s recharging times were substantially equivalent to conventional batteries in moderate to warm temperatures and over 40 hours less than the recharge time of a conventional battery in extreme cold conditions.

Climate Room Test

In the climate room test, the batteries were mounted in automobiles and placed in cold conditions (i.e., at minus 25 degrees Celsius). The car’s engine was then cranked and the number of revolutions per minute was recorded. The higher the revolutions, the more starting power can be attributed to the tested battery. Based on the results of the climate room test, the iQ battery performed better than the conventional battery in cold starting conditions.

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

Quality Management and Control

All developments were carried out in accordance with the ISO 9000 standards. The certificates on ISO 9001 and VDA 6.2, the German automotive standard for suppliers, were awarded to iQ Battery in November, 2000. In March 2002, iQ Battery was awarded certificates on ISO 9001:2000 and VDA 6.2 and VDA 6.1. These certificates permit iQ Battery to qualify as a supplier to certain manufacturers in the automotive industry.

In 1996, we successfully completed independent, third party safety testing of the iQ battery in Germany (TUV Rheinland Product Safety GmbH, test report no. E-9613191E-01). We are not aware of any safety issues related to the iQ battery that are not also applicable to standard automotive batteries.

iQ Smart Battery — Second Generation Development

We anticipate that the second generation of our iQ Smart Battery will build upon the technologies developed for our MagiQ battery. We anticipate that the second-generation iQ Smart Battery will be capable of transmitting the internally computed data on a battery’s state of charge and state of health to any on-board car computer using powerline communication and the DC-BUS technology. We anticipate that this type of communication technology will be incorporated into production automobiles over the next decade. Alternatively, we intend to develop the second generation iQ Smart Battery so that a simple plug-in-display would be able to portray a battery’s state of charge and state of health to the driver or host system. Working demonstrators of this technology are already being installed in Company owned test vehicles.

36-Volt Smart Battery

The automotive industry initiated plans to move from a 14-Volt to a 42-Volt standard. The 14-Volt generator and bordnet Voltage is the current standard, i.e., the amount of Voltage from the alternator needed to keep a 12-Volt battery charged (while 42-Volts would charge a 36-Volt battery). It was anticipated that a 42-Volt system would enable engineers to provide higher power with less current and consequently shrink wires to save cost and weight.

Initial OEM production of 42-Volt vehicles has been delayed and is not anticipated to begin before the end of the decade. In the past, we had dedicated significant research activities to developing products to meet this demand, but reduced our research in light of this development.

We designed a second generation 36-Volt Smart Battery and battery-control system that we believe will enable automakers to easily transition to the more complex 14/42-Volt vehicle architectures. We believe that our innovative approach integrates components to improve efficiency, fuel economy and reduce emissions while supporting increased vehicle content and features. Based on the results of our development in this field, we will be prepared to quickly respond to renewed customer demand for such technology.

Intelligent Automotive Power Train: X-by-Wire

DaimlerChrysler’s Business Unit Powersystems and our Company has filed a joint research project application with the European Union—5th Framework Programxiv to develop energy management solutions for an intelligent power train. The project PEIT (Powertrain Equipped with Intelligent Technology) was launched during the third quarter of 2001. Our Company’s responsibility is the complete electrical energy management, including work on the system architecture. Other participants in this project include Knorr Bremse, Diehl Avionic Systeme and Continental AG. The goal of this program is a complete X-by-wire concept in which a vehicle can be safely controlled by digital signals. A concept of this nature requires an uninterrupted power supply and intelligent energy management between redundant battery systems. A key pre-requisite for X-by-wire is redundancy in safety-critical areas such as energy supply and data communication, for which we believe the iQ technology platform is ideally suited. One vehicle has been integrated into a fixed test, with full functionality to emulate drives, another vehicle intended for street tests is currently being build. We have delivered our smart batteries equipped with the iQ modules and an additional electronic for data recording and storage for this research project. We also are currently finalizing design specifications for an Energy managing unit for the project.

We believe that the X-by-wire steering system offers the advantages of greater driving safety, since supporting systems (such as steering, braking and transmission functions) are optimally networked to improve handling in critical situations. The introduction of the intelligent powertrain is expected to decrease the number of traffic accidents attributable to driver error.

iQ Systems Integration

Our smart energy management (SEM) technology is designed to combine the necessary supporting components for a turnkey solution that supports next-generation onboard networks in tomorrow’s cars, create new opportunities for alternative drives such as hybrid or zero-emission vehicles and industrial applications. SEM is designed to provide failsafe energy and will, where necessary, be designed redundantly for safety. Among other features, SEM will provide reliable warning levels to onboard-systems, maintenance crew, and the driver. We have developed two capstone products, namely the SEM-Smart Energy Manager® and the BEM-Battery Energy Manager® that we believe will play an important role bridging the complex technology of next generation power systems.

BEM — Battery Energy Manager®

The BEM-Battery Energy Manager® is capable of managing intelligence and power between iQ batteries. Specifically, the BEM-Battery Energy Manager® optimizes and allocates battery power reserves based on their individual status. As part of an energy management system, the BEM-Battery Energy Manager® has the following functions:

•	Adjust for differing energy potentials between iQ batteries.

•

Transfer the SOC and SOH of each battery to the SEM-Smart Energy Manager® or directly to an onboard computer or driver information system. This data transfer takes place over the DC-Bus or CAN-Bus interface.

•	Intra-battery charging and balance control.

•	Protects the power needed to start the car, even if the lights or any other accessories are left on.

The BEM-Battery Energy Manager® can also be used as an immobilizing system to help prevent a vehicle from being stolen.

SEM — Smart Energy Manager®

The SEM-Smart Energy Manager® acts as the “traffic police” within the power system. While the BEM-Battery Energy Manager® is capable of only intra-battery management, the SEM-Smart Energy Manager® can distribute different energy sources and energy loads. With the advent of fuel cells, recuperative braking and other emerging energy sources it will be necessary to introduce automated power management into these systems. The SEM-Smart Energy Manager® decides which source should be used for charging and to which load energy is distributed.

Smart Battery Charger

We are developing and perfecting smart chargers equipped with micro-processing chips. To control charging, all battery chargers require some form of “intelligence” residing in the battery or the charger. Our charger, if successfully developed, would determine the battery type and modify the charging routine as necessary. The battery pack would be able to provide this information using a keyed connector or a stored code that the charger can read. The iQ technology-based battery charger will be designed to be programmed using software designed to permit multiple applications, which will allow battery manufacturers to extend the life of their products via software upgrades.

Our Strategy

Our strategy is to commercialize our technologies through industry collaboration and partnerships with companies that have complementary skills or assets. We intend to extend our market reach by licensing our enabling technology platform to different customers, segments and geographic markets. We intend to promote effective industrial and scientific cooperation, networking and risk sharing.

Our first objective is to license the iQ technology to leading manufacturers of automotive batteries and to position us as a leading provider of battery and electric power technology to the automotive industry and other industries. Our strategy presently includes the following elements:

•

Marketing to Automakers. We have a pilot program for the MagiQ ™ battery with major automakers designed to stimulate demand for the iQ technology. We anticipate that our initial marketing efforts with automakers will be concentrated on a relatively small group of companies and will be directed by a small and highly-skilled sales force of sales and application engineers.

•

Own manufacturing capacities. We are exploring an opportunity to acquire an interest in a battery manufacturer in order to reduce time-to-market of our products. We are also exploring an opportunity to build our own manufacturing facility in order to develop and market the process technology relevant to produce iQ components and products.

•

Marketing to other industries. We have been approached by the non-automotive transportation and the defense industries to develop batteries to solve problems that are similar to those faced by users of SLI batteries. We have sent proposals for development to these companies and have entered into contract negotiations. We have developed and delivered prototype products to the companies for testing and validation.

•

License the iQ technology and Develop Manufacturing Relationships. In the future, we intend to license the iQ technology to major automakers, Tier 1 suppliers and established third-party manufacturers of SLI batteries. We may also establish strategic relationships with manufacturers and suppliers of SLI batteries in order to produce commercial quantities of SLI batteries using the iQ technology. We have also had discussions with suppliers regarding integrating the iQ Chip and software technology into their electronic equipment.

•	Competitive Pricing. We anticipate that the retail price of the iQ battery will be comparable to the retail prices of other premium priced SLI batteries.

Industry Relationships

We have established relationships with a number of companies in the automotive and electronics industries which are described below:

Suppliers and Manufacturers

BASF

We have entered into a Cooperation Agreement with BASF, a leading international chemical and textile manufacturer, under which BASF has agreed to participate with iQ Germany in developing and marketing the Neopolen battery case. Under the agreement, iQ Germany has agreed to exclusively use the Neopolen material produced by BASF in its battery designs in return for a payment by BASF to iQ Germany on every kilogram of Neopolen sold by BASF to battery manufacturers.

Texas Instruments

We have entered into a Cooperation Agreement with Texas Instruments, the world’s leading manufacturer of digital signal processors and analog products, under which Texas Instruments has agreed to participate with the iQ Germany in developing and marketing the iQ microprocessor. Under the agreement, Texas Instruments has committed, at its cost, to develop the micro-controller and related electronic components in accordance with iQ specifications. The components will be available exclusively to iQ.

Anglia Flex & Power Ltd. (former: AG Manufacturing Systems Ltd.)

We have entered into a Manufacturing Agreement with Anglia Flex & Power Ltd., a leading European manufacturer for electronic circuit boards, under which Anglia Flex & Power Ltd. has agreed to manufacture and deliver circuit boards and components.

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

E. Schnapp & Co. Works Ltd.

We have entered into a Development and Manufacturing Agreement with E. Schnapp & Co. Works Ltd., the leading Israeli manufacturer for SLI batteries, under which it has agreed to manufacture iQ batteries. We anticipate that Schnapp will become a prime supplier of iQ batteries for the European market.

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

E.A.W. Spain

We have entered into a preliminary Agreement with E.A.W. Spain, a leading Spanish distributor for cars and car components, under which E.A.W Spain has agreed to distribute the iQ batteries to his network dealers. We anticipate that E.A.W. Spain will become a prime supplier of iQ batteries for the Spanish market.

Massachusetts Institute of Technology (MIT/ Industry Consortium)

In the past, we participated in the MIT/Industry Consortium of Advanced Automotive Electrical/Electronic Components and Systems. Members of the consortium include automakers such as DaimlerChrysler, BMW, AUDI, Ford, General Motors and automobile suppliers such as Johnson Controls Inc, Delphi Automotive Systems, Bosch and others. The participants are working on future technologies for automobiles, including the 42 Volt power net. Due to the delayed introduction of the 42 Volt technology, we have elected to withdraw our membership from the MIT/Industry Consortium.

Automakers

DaimlerChrysler

We have provided prototypes of our smart batteries to DaimlerChrysler, which has successfully concluded in-the-car and out-of-the-car tests. During 2000, we participated in the International Auto Show for Trucks in Frankfurt, where we, together with DaimlerChrysler’s Power Train Unit, presented the prototype of the “Intelligent Powertrain”. Based on this project, we and other partners have been participating in a joint filing of a research project under the European 5th Framework program, under the lead of DaimlerChrysler. We have been actively involved in this project, called Project PEIT (Powertrain Equipped with Intelligent Technology) since the third quarter of 2001.

BMW

Together with YAMAR, we have provided prototypes of the DC powerline communication to BMW, which has successfully been testing the prototypes. BMW proposed us to be the manager and administrator of the DC-BUS Alliance; an initiative that we are forming in order to standardize the DC-BUS product for the automotive industry. We have also purchased and installed BMW battery test and electronic lab equipment in iQ Germany’s laboratories in Chemnitz, Germany, for the purposes of conducting tests on the iQ battery prototypes.

To date, neither DaimlerChrysler nor BMW have committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

Other Relationships

In addition to the above relationships, we have also had discussions, and in some cases, delivered prototypes of the iQ battery to Audi, Volkswagen, Ford, Opel, Volvo, Hyundai and Porsche for testing. We have been invited to present our technology to other car manufacturers, including Volvo, Renault, PSA, Peugeot-Citroen, and leading European Tier 1 and Tier 2 suppliers. We have agreed to conduct test of our first generation iQ battery with the majority of the above mentioned parties, as well as with automobile clubs and other customer groups. We currently do not have any contractual arrangements with these automakers other than confidentiality agreements and limited agreements for the testing of products. No automaker has committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

In the non-automotive field, iQ has been awarded with the Technology Innovation Award by Aviation Week & Space Technology in October 2001.

In September of 2001, we presented our “MagiQ” battery design at the Frankfurt international autoshow IAA, which generated positive responses from potential customers. We have engaged in discussions with established battery manufacturers regarding the possibility of joint ventures to produce batteries using the iQ technology. In the event we are unsuccessful in our primary marketing strategy of licensing the iQ technology to major automakers and established battery manufacturers, we anticipate that this type of arrangement may provide an alternative means of market entry for us. There can be no assurance that we will be able to successfully establish a joint venture arrangement with a battery manufacturer on terms favorable to us, if at all.

Research and Development

We are focusing our research and development efforts on improving the iQ technology and developing process technology required to manufacture the iQ battery. A key element of our strategy is to complete development of a battery that has completed all relevant testing programs by German auto manufacturers and can be produced in commercial quantities. Since our inception, we have spent a total of approximately $7.2 million on research and development including $1,803,000 in 2001 and $804,000 in 2002.

We believe that our highly-qualified engineering and scientific personnel provide us with a significant competitive advantage. iQ Germany currently employs 16 engineers and scientists in its Chemnitz plant on a full- and part-time basis, whose primary focus is research and development. iQ Germany’s personnel have considerable experience with the development of SLI battery systems and applications. We believe that this combination of expertise has allowed, and will continue to allow, iQ Germany to design and develop battery technologies that can be implemented in a timely and cost-effective manner.

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

We believe that our primary competitors are existing suppliers of automotive and lead-acid batteries. Exide Corporation, Johnson Controls Inc., and Delphi are the primary suppliers of car batteries in North America, followed by East Penn Battery and Douglas Battery. Exide Corporation, VB Autobatterie GmbH (a subsidiary of Johnson Controls Group), Hawker Batteries, Fiamm, Hoppecke (a subsidiary of Johnson Controls Group), Yuasa, Autosil and Delco Remy are the primary suppliers of car batteries in Europe. All of these companies are very large and have substantial resources and market presence. Many are vertically integrated and produce the core components for their batteries from raw or recycled materials, reducing the unit cost of manufacturing. These companies have pursued and implemented aggressive production and manufacturing strategies which have led to substantial competitive advantages in the areas of production efficiencies and integrated distribution and inventory management systems. We expect that we will compete in targeted market segments on the basis of performance, reliability, ease of recycling and increased battery life. We cannot assure you that we will be able to compete successfully against these companies in any of the targeted market segments.

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

Intellectual Property Rights

Our success is dependent on our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We, through iQ Germany, hold two United States patents related to our technology, both of which will expire in the year 2014. We also hold one European Patent within Germany, which will expire 2014. iQ Germany has also applied for patents related to the iQ technology in Germany and the European Union. We, through iQ Germany, have patents pending which we believe contain claims that will be recognized which cover certain battery temperature sensor and heating element design and configuration matters. iQ Germany filed three additional patent applications in 1999 related to battery technologies that we developed, and two additional patent applications in 2000 related to battery technologies and energy management technologies. In 2001, iQ Germany filed a patent application covering temperature management aspects for batteries. In 2002, two of these patent applications have been approved and granted, one related to our battery technology (a 2001 application) and one related to our battery and energy management technology (a 1998 application). We anticipate that we will be granted additional patents on our technology, but we cannot assure you when or if they will be granted.

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

Our subsidiary, iQ Germany, has registered the trademark “iQ” in Germany. iQ Germany has applied for registration of its trademark in the United States, Canada and 10 European countries. We also filed a trademark application for “iQ” in Japan and India. The trademarks: “BEM Battery Energy Management” and “SEM Smart Energy Management” were filed in several classes and countries. We have filed the “MagiQ” trademark in Germany and in the United States.

We opposed an attempt by Johnson Controls Battery Group, Inc. to register the mark “IQ CONTROL & Design.” We registered and have been using the iQ mark in connection with the development of our batteries for several years in Germany, the United States and Canada. In December, 2002, we were notified by the Trademark Trial and Appeal Board that our opposition was successful.

Environmental Matters

We currently contract with third-parties for the manufacture of our iQ battery prototypes. We currently do not incur any significant direct cost related to environmental compliance matters.

Employees

As of December 31, 2002, iQ Germany had 16 employees engaged in product research and development on a part- and full-time basis and 12 employees engaged in general and administrative and marketing functions on a part- and full-time basis. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our or iQ Germany’s employees are covered by a collective bargaining agreement, and we believe iQ Germany’s relations with its employees are good. We currently maintain key man life insurance on two of our directors and executive officers, Dr. Günther C. Bauer and Peter E. Braun, which carries a death benefit of 511,292 Euros, respectively, in the event of the death of either Dr. Bauer or Mr. Braun.

RISK FACTORS

Our inability to secure additional financing on acceptable terms could prevent or delay us from developing and commercializing the iQ technology which could decrease the value of the shares or affect our ability to continue as a going concern.

As of December 31, 2002, we had a working capital deficit of $148,000. We anticipate that we will require additional financing of approximately $2,300,000 to $2,600,000 during 2003 in order to fund our anticipated plan of operation and working capital requirements during 2003. Our auditors have expressed substantial doubt as to our ability to continue as a going concern. Subsequent to December 31, 2002, we received subscriptions for an additional $382,700 pursuant to an offering of units at $0.32 per unit. We are seeking additional financing to meet our financial requirements for 2003, but have no further firm commitments or arrangements for such financing. We may require more financing than we anticipate if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. If we fail to get the necessary financing on a timely basis, it might:

•	delay and increase the costs of development and commercialization of the iQ technology;
•	cause us to default on some of our financial commitments;
•	prevent us from being able to commercialize the iQ technology; and
•	force us to discontinue our operations or to look for a purchaser for the iQ technology or our business,

all of which would negatively impact your investment in our shares. We cannot assure you that additional financing will be available on a timely basis or on terms acceptable to us.

We have incurred net losses since our inception and we anticipate that losses will continue.

We incurred net loses of $1,555,000 in 2002 and $3,754,000 in 2001. As of December 31, 2002, we have incurred net losses since our inception in the aggregate amount of $12,426,000, and we anticipate that we will continue to incur losses due to a high level of operating and capital expenditures, sales and marketing costs, additional personnel requirements and our general growth objectives. We anticipate that our net losses will increase in the near future as we implement our business strategy and attempt to commercialize our MagiQTM battery. Our ability to earn a profit will depend on the commercial acceptance of our products, which has not yet been achieved, and our ability to exploit our technology. We may never achieve profitability.

We have experienced delays in the development of our technologies and the commercialization of our batteries.

We have experienced various delays in the development of our technologies and our batteries that have adversely affected the commercialization of our batteries and our results of operations. We had anticipated that our MagiQ batteries would be in commercial production in late 2002 or earlier 2003. However, we experienced delays in our pilot program that will result in the commercial launch of our MagiQ battery. Our MagiQ batteries are currently in the pilot program stage and we may not be in position to launch commercial production of our MagiQ batteries until we raise sufficient capital to undertake such production.

We had also anticipated that we would be in position to license our technology to third-parties, but the delay in the commercialization of our MagiQ batteries has adversely affected our ability to begin negotiating third party licensing arrangements. In addition, we may experience delays in the development and commercialization of our other technologies similar to those we experienced in developing our MagiQ batteries. The timing of the development of battery technology is dependent on a number of factors, including availability of capital, changing specification of manufactures, changing technologies and other factors. We cannot assure you that we will be able to complete the development of our technologies in a timely manner or that our technology will be commercially accepted.

The intense competition in the lead-acid battery industry may hinder our entry into the marketplace and may negatively impact our ability to commercialize the iQ technology.

Many of our competitors have:

•	long operating histories;
•	substantial resources that are devoted to research and development, manufacturing, marketing and commercializing products;
•	products and technologies that are widely accepted by retail consumers and other buyers of batteries;
•	products with long histories of reliable and effective use; and
•	established reputations and long-standing relationships with original equipment manufacturers,

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

Our design requires us to integrate the iQ technology with existing lead-acid battery technology. We believe that the iQ technology can be integrated into lead-acid batteries on a commercial basis, and that a commercially feasible manufacturing process can be developed. We currently have no agreements or arrangements to integrate our technology in any commercial applications. There can be no assurance that our iQ technology will be incorporated into batteries in commercial production in quantities sufficient to be commercially profitable.

Our revenues will depend mostly on licensing the iQ technology or selling batteries that incorporate iQ technology which will make us vulnerable to changes in market demand. As a result, any decline in demand could materially, adversely affect our business.

To date we have not earned revenues from the licensing of our technology or from the sale of any batteries. We anticipate that all of our revenues will initially come from fees derived from licensing the iQ technology or, possibly, from the sale of our own batteries that incorporate the iQ technology. We currently have no licensing arrangements for our iQ technology and have only launched a limited pilot program to commercialize our MagiQTM battery. We cannot guarantee that we will receive any revenues from the licensing of the iQ technology or from the sale of batteries incorporating the iQ technology, or that we can generate a profit. If we receive any revenues, the revenues may decrease after an initial period of market introduction due to factors such as:

•	increased competition;
•	changes in consumer preferences;
•	changes in customer specifications, market saturation;
•	government regulation of the battery industry;
•	changes in demand from OEMs;
•	changes in demand for automobiles; and
•	changes in economic conditions.

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

There may not be enough demand for the iQ technology or for batteries that incorporate the iQ technology to generate enough revenues so that we will make a profit. If so, this would adversely affect your investment. There are currently no commercially produced lead-acid batteries that use the iQ technology. As a result, the potential demand for batteries that use the iQ technology and the degree to which the iQ technology can meet market demand is difficult to estimate. Our success in gaining market acceptance for the iQ technology will be affected by a number of factors that are beyond our control, such as:

•	the license fees for the iQ technology;
•	the willingness of consumers to pay a premium price for batteries incorporating the iQ technology;
•	specifications of automobile manufacturers;
•	the marketing and pricing strategies of competitors;
•	the development of alternative technologies; and
•	general economic conditions.

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

Our future success is dependent on the development and maintenance of strategic relationships. If our strategic partners or third parties fail to perform effectively, we may not generate any revenues or a profit. We may rely upon strategic partners:

•	to assist us in the research and development of the iQ technology and future technologies;
•	to participate in the later stage development and testing of commercial prototypes;
•	to manufacture products based on the iQ technology; and
•	to market and distribute such products.

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

We have no sales, marketing or distribution experience. To the extent that we depend on our strategic partners or third parties for marketing and distribution, any revenues received by us will depend upon their efforts. We cannot guarantee that such efforts will lead to a successful and effective sales force and distribution system. We may have to rely on experienced employees, strategic partners, distributors and third-party manufacturer’s representatives to market our products. If we are unable to maintain or establish third-party distribution relationships, we may have to develop our own marketing and sales force with technical expertise and supporting distribution capabilities. We can not guarantee you that we will be successful in doing so.

Item 2.  Description of Properties.

Facilities

iQ Germany occupies approximately 528 square meters of leased office space at its headquarters in Unterhaching, Germany for its product development, marketing, support and administration operations. iQ Germany also occupies approximately 509 square meters of leased office space in Chemnitz, Germany. The Unterhaching lease terminates on February 28, 2005 and the Chemnitz lease may be terminated on the giving of six months’ notice, but not before December 31, 2003. We maintain a license for our administrative offices in Vancouver, British Columbia, Canada on a month-to-month basis.

Item 3.  Legal Proceedings.

As of the date hereof, there is no material litigation pending against us or iQ Germany.

We opposed an attempt by Johnson Controls Battery Group, Inc. to register certain marks, including the mark “IQ CONTROL & Design.” These proceedings were before the United States Trademark Trial and Appeal Board. In December 2002, we were notified by the Trademark Trial and Appeal Board that our opposition was successful.

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

Item 4.  Submission of Matters to a Vote of Shareholders.

No matters were submitted to securities holders during the fourth quarter ended December 31, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Range of Common Shares

Primary United States Market — The NASD OTCBB

Our common shares began trading on NASD Over The Counter Bulletin Board (the “OTCBB”) under the symbol “IQPT” on June 29, 1999. Prior to June 29, 1999, there was no public market for our common shares. The following table sets forth, for the periods indicated, the high and low sale prices for our common shares as reported on the OTCBB. On April 10, 2000, we completed a reverse-split of our common shares on a 2.5 share for 1 share basis, and our trading symbol on the OTCBB was changed to “IQPR.” The information in this annual report gives effect to the reverse-split.

	NASD Over The Counter Bulletin Board

	US$	US$

	High	Low

2001 First Quarter	0.78	0.28
Second Quarter	2.47	0.16
Third Quarter	1.58	0.91
Fourth Quarter	1.30	0.85

2002 First Quarter	1.22	0.75
Second Quarter	0.86	0.54
Third Quarter	0.68	0.30
Fourth Quarter	0.60	0.33

2003 First Quarter	0.50	0.36

_________________

The closing price for our common shares on the OTCBB was US$0.40 on March 31, 2003.

Primary German Market — The Frankfurter Wertpapier Börse, Segment Freiverkehr.

Our common shares began trading over-the-counter on the Frankfurt Stock Exchange (the Frankfurter Wertpapier Börse) under the symbol IQP (WKN 924110) on July 28, 2000, which was after the effective date of the reverse split which we accomplished April 10, 2000. The following table sets forth, for the periods indicated, the high and low sale prices, in Euros, for our common shares as reported on the Frankfurter Wertpapier Börse.

	Frankfurt OTC

	Euro	Euro

	High	Low

2001 First Quarter	1.00	0.32
Second Quarter	3.90	0.22
Third Quarter	1.90	1.04
Fourth Quarter	1.45	0.98

2002 First Quarter	1.30	0.85
Second Quarter	0.92	0.62
Third Quarter	0.69	0.33
Fourth Quarter	0.55	0.33

2003 First Quarter	0.49	0.33

_________________

The closing price for our common shares on the Frankfurt OTC was EUR0.39 on March 31, 2003.

Exchange rates with respect to the Euro (¤) are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. This exchange rate fluctuates on a daily basis and were as follows on the following specified dates: US$0.8794 on March 30, 2001; US$0.8470 on June 28, 2001; US$0.9099 on September 30, 2001 and US$0.8901 on December 31, 2001; US$0.8717 on March 29, 2002; US$0.9856 on June 28, 2002; US$0.9879 on September 30, 2002 and US$1.0485 on December 31, 2002. The noon buying rate of exchange on March 31, 2003 as reported by the United States Federal Reserve Bank of New York for the conversion of Euros into United States dollars was US$1.0900 (US$1.00 = ¤0.9174).

The over-the-counter market quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

According to information we recently received from Computershare Trust Company of Canada, our Registrar and Transfer Agent, and the Depository Trust Company, as of December 31, 2002, we had 8 registered shareholders including the Depository Trust Company who had addresses in the United States and who held, as of December 31, 2002, some 5,040,916 of our common shares, representing approximately 24.8% of our outstanding common shares.  The Depository Trust Company reported 72 shareholders of record in North America (including nominees and brokers holding street accounts) holding 4,928,873 Company common shares as of December 31, 2002.

We have never paid dividends on our common shares. We currently intend to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Recent Sale of Unregistered Securities

Private Placements of Securities

We completed the following private placements of unregistered securities during the fourth quarter.

In November 2002, the Company announced a private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45. We issued 1,572,853 units for proceeds of $550,500 in November and December 2002. In addition, we issued 150,000 units for proceeds of $52,500 in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. We issued 107,142 common shares finder’s fees to non-U.S. persons outside the United States in connection with the offering. The finder’s fees were paid subsequent to December 31, 2002. The shares issued to the finders were issued pursuant to an exception from registration available under Regulation S of the Securities Act.

Subsequent to the year ended December 31, 2002, we received subscriptions in a private placement of 1,195,937 units at US$0.32 per unit for proceeds of $382,700, each unit consisted of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42.

For further information on the above mentioned private placements, please see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.” See also “Item 7. Financial Statements — Notes to the Consolidated Financial Statements.”

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

Our selected consolidated financial data are qualified and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report and the audited consolidated financial statements and notes included in this annual report. The consolidated statement of operations data for the years ended December 31, 2002, 2001, and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001, are derived from our audited consolidated financial statements which appear in this annual report. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are presented in US dollars.

Year Ended December 31,	2002	2001	2000

(Expressed in United States Dollars; all amounts in thousands except per share data)

Statement of Operations Data:
Revenue	$ --	$ --	$ 6
Research & development expense	$ 804	$1,803	$1,207
Marketing and G&A expenses	$1,240	$1,890	$1,341
Net loss (1)	$1,555	$3,754	$2,359

Net loss per share (1)	$ 0.09	$ 0.29	$ 0.24

Year Ended December 31,	2002	2001

(Expressed in United States Dollars; all amounts in thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents	$ 331	$ 451
Working capital (deficiency)	$ (148)	$ 145
Total Assets	$ 1,115	$1,360
Non-current liabilities	$ --	$ --
Stockholders' equity	$ 300	$ 604

(1)

Pro forma net loss for the year ended December 31, 2002 would have been $1,847,000 and net loss per share would have been $0.11 per share if compensation cost for the Company's share options granted to employees had been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123. See, Note 5 (a) of the Company's financial statements for the years ended December 31, 2002, 2001, and 2000 and "Critical Accounting Policies."

Critical Accounting Policy

Financial Reporting Release (FRR) No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results my differ from these estimates under different assumptions or conditions. Note 3 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policy which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include stock based compensation.

In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (“APB 25”) in accounting for its employee stock based compensation plans. Due to changes in the exercise price for certain Stock Options granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Under APB 25, if the exercise price of employee stock options issued under a fixed plan equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 5(a)). Stock options granted to non-employees result in the recognition of expenses upon the fair value of such stock options.

The Company’s accounting for stock options is significant because the effect the compensation expense has on the Company’s results. As the Company begins to produce their product in the future and begins to earn revenue on sales of the product, the compensation expense associated with the Company’s stock options will have a significant effect on its ability to incur positive net results.

Related Party Transactions

Financial Reporting Release (FRR) No. 61, “Effects of transactions with related and certain other parties,” requires all companies to include a discussion of all material transactions with related and certain other parties to the Company. As discussed in Note 6 of the financial statements, and Item 12 “certain” relationships and related transactions”.

Management’s Discussion and Analysis

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company, or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company’s limited operating history and history of losses, the Company’s relative concentration of customers, the risks related to the Company’s ability to commercialize its technology, risks associated with changes in market demand for the Company’s technology, risks involving the management of growth and integration of acquisitions, competition, product development risks and risks of technological change, dependence on third-party marketing relationships and suppliers, the Company’s ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company’s Securities and Exchange Commission filings.

Overview

The Company was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry and other industries. Since that date, it has been engaged primarily in research and product development efforts. Its primary product is a “smart” automotive starter battery, which combines several proprietary features designed to optimize automotive starter battery efficiency.

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company initially planned to begin manufacturing its MagiQTM battery during the second half of 2002, with plans to begin marketing the battery in the fourth quarter of 2002. The Company completed an initial production run of its MagiQTM battery in April, 2002. The Company conducted tests on this initial production run and determined that one of the external components did not meet the Company’s quality standards. All other performance criteria for the MagiQTM battery met or exceeded the Company’s specifications in these tests. The manufacturer of the component is currently re-engineering its manufacturing process, and the Company anticipates that the component will meet the Company’s quality standards. This process has caused a six month delay in manufacturing the Company’s initial commercial run of the MagiQTM battery and the delivery of batteries to automobile manufacturers for final testing. The Company will be required to raise additional capital for working capital purposes until sufficient revenues can be generated from the sales of the MagiQTM battery or licensing of the technology. The Company does not anticipate it will generate any significant revenues from the sale of MagiQTM batteries until at least the second or third quarter of 2003, assuming adequate financing is available to commercialize the Company’s MagiQTM batteries. See “Need for Additional Capital,” below.

The Company anticipates that it may, in the future, generate additional revenues from service agreements with battery manufacturers and licensing agreements. Although the Company currently has no service or licensing agreements in place, the Company anticipates that revenues will be received during 2003 from the sale of batteries or from service or license arrangements. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

During the third quarter 2002, the Company entered into a letter of intent (“LOI”) to acquire all of the assets of Gel Electric Technologies, Inc. (“Gel”), a company engaged in the business of manufacturing batteries. Gel manufactures specialized automotive and storage batteries using sealed VRLA gelled-electrolyte (GEL), sealed VRLA starved-electrolyte (AGM), and sealed lead acid flooded (WET) technologies. These batteries are generally more efficient than batteries that use a conventional liquid acid compound. The Company believes that it may be able to integrate its existing iQ battery technologies into the batteries manufactured by Gel to make them even more efficient. The Company intends to acquire the assets and business of Gel as a going concern. Under the terms of the LOI, the Company would acquire the assets of Gel for $2,250,000, payable (i) $250,000 in cash at closing; (ii) a promissory note in the principal amount of $1,750,000, payable in five equal annual principal installments of

$350,000, plus accrued interest on the remaining principal balance of 10% per annum; and a promissory note in the principal amount of $250,000, without interest, payable on the sixth anniversary of the closing. The Company’s obligations would be secured by a security interest in the assets acquired from Gel. The acquisition is subject to the completion of due diligence, including an environmental study, and the negotiation of a definitive agreement. In connection with the LOI, the Company advanced a bridge loan to Gel in the amount of $150,000 in 2002. The LOI expired prior to completion of the formal agreement with Gel. The parties are continuing negotiations and due diligence related to the proposed acquisition although they are restructuring the formal acquisition agreement to address certain tax concerns of Gel and its principals. There can be no assurance that the acquisition will be completed or, if completed, that any synergies would exist between Gel’s batteries and the iQ technologies. The Company anticipates that it will be required to raise additional capital to complete the acquisition. See “Need for Additional Capital,” below.

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

The Company’s accounting for stock options is significant because the effect the compensation expense has on the Company’s results. As the Company begins mass production of its product in the future and begins to earn revenue on sales of the product, the compensation expense associated with the Company’s stock options will have a significant effect on its ability to incur positive net results.

The Company's Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues.     We recorded no revenues in either the fiscal year ended December 31, 2002 or in the fiscal year ended December 31, 2001. We had initially anticipated that our MagiQTM battery would be launched during the second half of 2002; however, we experienced production and development delays. We have only recently delivered a limited number of our MagiQTM batteries for a pilot program that is the first step in our plan to commercialize our MagiQTM batteries. We do not anticipate that will generate any significant revenues from the sale of MagiQTM batteries until at least the third quarter of 2003, assuming that the Company can raise sufficient financing to commercialize its MagiQTM batteries. See “Need for Additional Capital,” below.

Total operating expenses. Total operating expenses decreased by $1,649,000 to $2,044,000 during the year ended December 31, 2002 from $3,693,000 during the same period in 2001, a decrease of 44.6%. The main factor contributing to the decrease in expenses was the non-cash stock based compensation expense of $1,444,000 recorded by us in 2001, compared to a reversal of stock based compensation expense recognized in the prior year of $279,000 in 2002. Total operating expenses would have increased by $74,000 in 2002, compared to 2001, if non-cash stock based compensation expense were excluded. Non-cash compensation expense varies from quarter-to-quarter as a result of fluctuating market prices for our equity securities. See “Critical Accounting Policies” and Note 5 to the Financial Statements. Total operating expenses is anticipated to increase in 2003 as a result of planned expenditures related to the production of our MagiQTM batteries. See “Plan of Operation.”

Research and development expenses. Research and development expenses in total decreased to $804,000 in the year ended December 31, 2002 from $1,803,000 in 2001, a decrease of $999,000 or 55.41%. Research and development personnel costs decreased from $1,392,000 in 2001 to $399,000 in 2002, a decrease of $993,000 or 71.34%. The primary factor contributing to the decrease was a $1,000,000 decrease in non-cash stock based compensation recorded as personnel related expense in 2002, compared to 2001.

Laboratory expenses related to research and development increased for the year ended December 31, 2002 to $284,000 from $274,000 during the year 2001 as we concentrated our efforts on finalizing the pre-series production of the MagiQ technology. For the same reason, research and development office & travel expenses declined to $58,000 for the year ended December 31, 2002, compared to $76,000 during 2001. Consulting services increased from $3,000 for the year ended December 31, 2001, to $25,000 for the year 2002, as the Company used consulting services related to its quality assurance certification process (ISO-Certification) for its MagiQTM battery at the beginning of the year. Our professional fees associated with research and development declined to $38,000 in 2002, compared to $58,000 in 2001. This decrease is primarily attributed to our continuous focus on later stage research and development efforts.

We anticipate that research and development expenses will be slightly higher in 2003 as we continue development of our BEM-Battery Energy Manager® and SEM-Smart Energy Manager® technologies. See “Plan of Operation.”

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration decreased to $1,240,000 for the year ended December 31, 2002, compared to $1,890,000 for the comparable period in 2001, a decrease of $650,000 or 34.39%. Personnel related expenses declined by $704,000 from $819,000 in the year ended December 31, 2001, to $115,000 in the year ended December 31, 2002. This reduction was due in part to non-cash stock based compensation recorded as personnel related expense in 2002, compared to 2001. Professional fees increased to $307,000, compared to $260,000 in the year ended December 31, 2001, which is primarily due to auditing fees and legal expenses related to our Securities and Exchange Commission filings, including the filings that we prepare pursuant to the requirements of the Exchange Act of 1934, as amended. Investor relations expenses decreased to $229,000 for the year ended December 31, 2002, from $385,000 for the same period in 2001, a decrease of $156,000. This decrease in investor relations expense resulted from the restructuring of investor relations agreements in 2002. In 2001, marketing activities were largely focused on the international automotive show IAA in Frankfurt, Germany. Nevertheless, expenses for marketing activities in 2002 increased slightly to $108,000, compared to $102,000 in the prior year, as we contracted an international consulting firm to update our market research data and analysis on the market for intelligent battery systems and smart energy management. In 2002, a bad debt provision of $150,000 was reserved for a prepayment that we have made to Gel Electric Technologies, Inc. in the course of a letter of intent for the acquisition of that company. Other changes in our general and administrative expenditures from the year ended December 31, 2002 compared to the year ended December 31, 2001 included increased office and travel expense ($142,000 in 2002, compared to 128,000 in 2001), increased consulting services ($106,000 in 2002, compared to $101,000 in 2001) and decreased other expenses ($8,000 in 2002 compared to $20,000 in 2001).

We anticipate that the level of expenditures related to our marketing and general and administration expenses will increase during 2003. See “Plan of Operation.” We anticipate this increase will be due to our increased marketing efforts to introduce our MagiQ battery. We also expect to increase our efforts to enter into service and licensing arrangements to commercialize our MagiQ battery and our related energy management technologies.

Losses: As of December 31, 2002, we had an accumulated comprehensive deficit of $12,873,000 compared to $10,845,000 at December 31, 2001. We incurred a net loss of $1,555,000 for the year ended December 31, 2002, compared to a net loss of $3,754,000 in 2001. The Company experienced a basic and diluted loss per share of $0.09 for the year ended December 31, 2002, compared to a basic and diluted loss per share of $0.29 for the year ended December 31, 2001.

We anticipate that losses will increase marginally, as we expect to begin generating revenues from the commercial sale of our MagiQ battery in 2003, assuming adequate financing is available and we are able to continue as a going concern. Our MagiQ battery is being manufactured by a third-party manufacturer for limited sales in Europe. There can be no assurance that our efforts to commercialize our MagiQ battery will be successful or that we will not experience delays in introducing our battery to the market.

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

Total operating expenses increased by $1,145,000 to $3,693,000 during the year ended December 31, 2001 from $2,548,000 during the same period in 2000. The main factor contributing to the expense increase was an increase in personnel related non-cash stock based compensation expense recorded by the Company, which rose from $10,000 during 2000 to $1,444,000 in 2001. Without this effect operating expenses would have decreased by $289,000.

As a result of the increase in non-cash stock based compensation, research and development expenses in total increased from $1,207,000 in the year ended December 31, 2000 to $1,803,000 in 2001. Excluding this factor, research and development expenses would have decreased to $1,010,000, as the Company concentrated on finalizing the development of the pre-series production of the MagiQ battery technology. Research and development personnel costs increased by $795,000 from $597,000 for the year ended December 31, 2000 to $1,392,000, which is solely due to the stock based compensation. Laboratory expenses related to research and development increased for the year ended December 31, 2001 to $274,000 from $260,000 during the year 2000. Research and development office expenses declined to $76,000 for the year ended December 31, 2001, compared to $186,000 during 2000. Consulting services expenses related to research and development decreased to $3,000 for the year ended December 31, 2001, compared with $67,000 in the prior year. Our professional fees associated with research and development declined to $58,000 in 2001, compared to $97,000 in 2000. This decrease is primarily attributed to our focus on later stage research and development efforts.

The expenses related to marketing and general and administration increased $549,000 to $1,890,000 for the year ended December 31, 2001, compared to $1,341,000 for the comparable period in 2000.

Personnel related expenses increased by $546,000 from $273,000 in the year ended December 31, 2000, to $819,000 in the year ended December 31, 2001. The increase was due to the increase of the non-cash stock based compensation of $651,000 (non-cash compensation expense varies from quarter-to-quarter as a result of fluctuating market prices for the Company’s equity securities. See “Critical Accounting Policies” and Note 5 to the Financial Statements) which was partly offset by a reduction in personnel related expenses due to the termination of an employee at the beginning of 2001. Consulting services expenses decreased from $223,000 in 2000 to $101,000. We believe that the higher expenses incurred by the Company in 2000 related primarily to recruitment expenses and a personnel related incentive program for our key employees which were outsourced to a personnel consultant. Professional fees increased to $260,000, compared to $163,000 in the year ended December 31, 2000, which the Company believes are due primarily to auditing fees and legal expenses related to our Securities and Exchange Commission filings, including the filings that we prepare pursuant to the requirements of the Exchange Act of 1934, as amended.

In furtherance of our strategy to increase investor our investor relation expenses increased to $385,000 in 2001, compared to $154,000 for the prior fiscal year. In 2001, marketing activities were largely focused on the international automotive show IAA in Frankfurt, Germany. Nevertheless, expenses for marketing activities decreased to $102,000, compared to $116,000 in the prior year, which included costs related to the launch of a new company web site in 2000. Other reductions in our general and administrative expenditures from the year ended December 31, 2001 compared to the year ended December 31, 2000 included office & travel expenses ($128,000 in 2001, compared to $189,000 in 2000), financing ($3,000 in 2001, compared to $65,000 in 2000), research membership fees ($Nil in 2001, compared to $50,000 in 2000), and other expenses ($20,000 in 2001 compared to $36,000 in 2000).

Loss per Share: The Company experienced a basic and diluted loss per share of $0.29 for the year ended December 31, 2001, compared to a basic and diluted loss per share of $0.24 for the year ended December 31, 2000.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. As of December 31, 2002, the Company had cash and cash equivalents of $331,000, compared to $451,000, at December 31, 2001. From inception to December 31, 2002, the Company had raised approximately $11,575,000 (net of issuance costs) from the sale of such securities.

In January 2002, we completed a private placement of 950,000 units at $0.65 per unit for proceeds of $617,500, each unit consisting of one common share and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share for $0.85. We issued 95,000 common shares as a finder’s fee in connection with the offering.

In June 2002, we completed a private placement of 1,500,000 units at $0.50 per unit for proceeds of $750,000, each unit consisting of one common share and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share for $0.65. We issued 108,000 common shares as a finder’s fee in connection with the offering.

In November 2002, we announced a private placement of up to 1,715,000 units at $0.35 per unit for proceeds of $600,000, each unit consisting of one common share and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share for $0.45. In connection with the offering, we issued 1,572,853 units for proceeds of $550,500 in November and December 2002. We issued an additional 150,000 units for proceeds of $52,500 in February 2003. We issued 107,142 common shares as a finder’s fee in connection with the offering.

During the year ended December 31, 2002, we issued 20,000 common shares pursuant to the exercise of stock options for proceeds of $10,000.

In 2002, iQ Battery received government funding from the Bavarian state under a program which supports economic growth in the high-tech industry. This grant money need not be repaid and the funds were expended on a market related study on battery technology. iQ Germany received EUR16,600 in grant money after investing EUR47,500 of the Company’s own money and providing evidence of the investment.

Subsequent to the year ended December 31, 2002, we received subscription agreements for an additional $382,700 in equity capital through the private placement of 1,195,937 units at $0.32 per unit, each unit consisting of one common share and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share for $0.42.

The Company currently has no further commitments for equity financing, credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

The Company anticipates that it will require an additional $2,300,000 to $2,600,000 in financing to meet its on-going short term and long term obligations during 2003 and to fund its plan of operation. See “Plan of Operation.” The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit. In addition, the Company expects to generate revenues from the sales of its products.

The Company anticipates that the level of spending will increase significantly in future periods as the Company undertakes marketing and sales activities related to the commercialization of the iQ technology. In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our commercialization, research, development, testing and business development programs. The Company expects its expenditures on research and development to continue on the current level. The actual levels of research and development, administrative and general, and marketing corporate expenditures are dependent on the cash resources available to the Company.

Currently the Company is investigating investment opportunities such as an investment in a North American based battery manufacturer and a newly erected production site in Germany. In case the Company proceed with such investments it anticipates that substantially more funds will be required. The Company currently has commitments in the form of letters of intent for government subsidies and credit financing for the building of a manufacturing plant in Germany. Both are dependent on the availability of equity financing. The successful completion of the financing cannot be guaranteed.

Obligations and Commitments

iQ Germany is obligated to pay to Horst Dieter Braun, that company’s founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany’s acquisition of the iQ technology and other intellectual property rights. This obligation is equivalent to approximately EUR205,000 ($220,000). The amount is payable only out of (and only to the extent of) the gross profits of iQ Germany, if any. The Company presently believes that it has no financial obligation to either Horst Dieter Braun or Peter Braun in connection with this agreement.

In August 2002, we entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. We agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of December 31, 2002, we have issued Joerg Schweizer 16,900 common shares under the agreement.

In August 2002, we entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. We agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares, issuable as follows: The first issuance of 25,000 shares in October 2002, additional 20,000 shares in December 2002, the last installment of 20,000 shares in March 2003. As of December 31, 2002, we have issued Andreas Gloetzl 25,000 common shares under the agreement.

In November 2002, we entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. We agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services. Of the consulting fee, one half is payable by issuing 3,333 common shares. The agreement has an initial term ending March 31, 2003, and renewable on a quarterly basis thereafter.

Our capital requirements depend on several factors, including the success and progress of our product development programs, the resources we devote to developing our products, the extent to which our products achieve market acceptance, and other factors. We expect to devote substantial cash for research and development. We cannot adequately predict the amount and timing of our future cash requirements. We will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, we may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that we will be able to raise additional cash if our cash resources are exhausted. Our ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as our business performance.

Options and Warrants

As of December 31, 2002, we have outstanding options granted under our stock option plan and by individual agreement and warrants issued in connection with private placements exercisable to acquire in the aggregate

6,395,853 common shares at an average exercise price of $0.69 per share. . See “Item 7. Financial Statements — Note 5” for further information on options and warrants.

The Euro

The Euro (¤) has recently replaced twelve European currencies as the official currency of Euro Member States pursuant to the economic and monetary union envisioned and implemented by, among other things, the Treaty on European Union (1992). The transformation phase to replace the functional currency ended on December 31, 2001. Because our operating unit, the iQ Battery Research & Development GmbH, was located in Germany (one of the so-called Euro Member States), our executive management began to position the company for the currency change early in fiscal year 2001. All contracts were reviewed with an eye to the impact of the impending currency change. Implications for our business generally, especially our pricing strategy, were taken into consideration throughout 2001.

iQ Battery had previously reported its internal financial statements in German Deutsche Marks, but as of January 1, 2002 the entity successfully transitioned its systems to the Euro. The German Deutsche Marks have been translated into Euros using the fixed exchange rate applicable since January 1, 1999 (¤ 1 = DM 1.95583).

The testing period on our software started in February 2001. Our accounting system was updated for Euro-accounting in January 2002. As of January of 2002, our German unit was already able to compute its financial statements for the years ending December 31, 2001 and 2000 in the new Euro currency, which simplifies controlling activities.

Foreign Currency Translation Risk

US dollars forwarded to our German subsidiary are translated into Euros for German accounting purposes as soon as the funds are used for their operations. In the consolidation process these loans are translated back into US dollars resulting in foreign exchange gains or losses at our German subsidiary. In 2002, due to the strengthening of the Euro versus the US dollar, we incurred foreign exchange gains of $483,000. We believe our risk of foreign currency translation is limited to these inter-company transactions. We do not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

Recent Accounting Pronouncements

For recent accounting pronouncements see "Item 7. Financial Statements -- Note 3".

Plan of Operation

In the fiscal year ended December 31, 2002, we have been actively undertaking the following initiatives:

In March 2002, we were awarded the certificates on ISO 9001:2000 and VDA 6.2 and VDA 6.

In January 2001, the founding members of the DC-BUS Alliance signed a memorandum of understanding and agreed to entrust our CEO, Peter E. Braun, with the management and administration of the DC-BUS Alliance. Subsequent to that date, workgroups met on a monthly basis within our corporate offices and worked on the technical specification for multiple applications of the DC-BUS technology in future cars. Joint presentations were given in technical conferences and technical papers have been submitted to various audiences. The consortium agreement is in the process of being re-negotiated.

We completed development of the MagiQ battery and started initial pilot production. We refined contracts with all suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs. We completed test run programs to establish effective quality control programs, but experienced delays caused by set backs in one specific component.

The Company is currently examining mass production options to expand its production capacities in the future. We also completed a risk management analysis and are negotiating with battery manufacturers to expand our production.

We entered into a non-binding letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc. (Gel), a battery manufacturer headquartered in Los Angeles, California, USA.

In addition, we have entered into a letter of intent with the City of Hof, Germany, to pursue the opportunity to built a pilot production plant as part of an automotive cluster that the Bavarian State plans to locate there. In that context, the Company had filed an application for government funds in April, 2002, and has been negotiating financings with numerous banks and investment firms, resulting in the issuance of a letter of intent by a major German bank for the loan financing portion of the investment.

In September 2000, we showed our SEM Smart Energy Management™ application together with DaimlerChrysler at the International Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler’s intelligent Powertrain X-by-wire concept. The project, called project PEIT (Powertrain Equipped with Intelligent Technology), was launched during the third quarter of 2001. We are responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture for the project. Other participants in the project PEIT include: Knorr Bremse, Diehl Avionic Systeme and Continental AG. In September, one vehicle was integrated into a fixed test stand, with full functionality to emulate drives, and another vehicle intended for street tests is currently being built. iQ has delivered its smart batteries equipped with the iQ modules and an additional electronic for data recording and storage. iQ is in the process of completing the design of the Energy managing unit for the project.

In Spring 2002, our Management was nominated by Ernst & Young, Germany for the award “Entrepreneur of the Year 2002” and in September received the award of awarded “Finalist”.

Since the first fiscal quarter of 2000, we have been invited to present our technology on several international conferences and to submit several technical papers. We continue to negotiate with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of our products and/or our technology.

As part of our strategic plan, over the next 12 months, we intend to undertake the following activities:

Research and Development

•	intensify our research and development operations on the SEM and BEM product family designs;
•	complete and continuously improve our MagiQ product family designs;
•	finalize our third party testing and validation program;
•	continue our joint research activities with car makers in various x-by-wire programs;
•	continue our state of charge (SOC) and state of health (SOH) software and implementation development; and
•	expedite our activities in the field of power line communication with the DC-BUS technology.

We anticipate that we will spend approximately $850,000 on research and development for the fiscal year ending December 31, 2003.

Production

•	commence the mass-production of our MagiQ battery;
•	continue the assessment and the qualification of additional manufacturing sites for the production of the MagiQTM battery designs;
•	enter into joint ventures, partnership agreements, cooperation agreements or similar agreements with battery manufacturers;
•	assess options to operate own manufacturing sites;

•	enforce quality management and assurance programs of supplier's and internal workflows;
•	continuously improve production processes, optimize cost structure, and increase product quality; and
•	implement adequate software tools for production planning and scheduling (PPS) and enterprise resource planning (ERP)

We anticipate that we will spend approximately $600,000 on production related costs and planning activities for the fiscal year ending December 31, 2003.

The Company’s production activities are expected to increase substantially in the event that the Gel acquisition is completed. There can be no assurance that such acquisition will be completed.

Marketing

•	expand our marketing activities of our MagiQ battery system;
•	start sales of our MagiQ battery system to Original Equipment Manufacturers (OEM) customers and After Market (AM) distributors;
•	market the iQ technology and our software as part of our technology for solutions regarding SOC and SOH status indications for batteries to car manufacturers and their Tier 1 suppliers;
•	enter into customization programs with customers of the automotive industry and other industries to apply our technology for energy storage (MagiQ) to their individual demand; and
•

enter into development contracts with customers of the automotive industry and other industries to apply our technology for energy management solutions (BEM, SEM) to their individual demand with the goal of producing and supplying the products to those customers.

We anticipate that we will spend approximately $300,000 on marketing and sales for the fiscal year ending December 31, 2003.

Financial

•

seek additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer, so that time-to-market of our first generation of products can be reduced; and

•	generate turnover from the sales of our products.

We anticipate that we will expend approximately $150,000 on capital raising efforts during 2003.

Administrative and General Operating

•	intensify our business development.activities towards corporations and alliances;
•	implement additional corporate governance structures in order to respond to increased internal and external needs;
•	continuously improve public awareness through investor and public relations activities in accordance with the Company's development; and
•	adjust structure of the company organization and work flows along company growth and expansion.

We estimate that our general administrative and operating budget will be approximately $900,000 during our fiscal year ending December 31, 2003.

We anticipate that our total operating budget for fiscal year ending December 31, 2003 will be approximately $2,800,000. We anticipate that we will require additional financing of approximately $2,300,000 to $2,600,000 to satisfy our working capital requirements through December 31, 2003.

In the event that we acquire our own production facilities, our total budget for the fiscal year ended 2003 is expected to increase significantly.

In the first quarter of 2003, we received funds out of a private placement but we will need to undertake additional financings in the near future. See “Liquidity and Capital Resources” above. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

If we are unable to raise additional financing on acceptable terms, we may be required to take some or all of the following:

•	reduce expenditures on research and development;
•	reduce sales and marketing expenditures;
•	reduce general and administrative expenses through lay offs or consolidation of our operations;
•	suspend our participation in pilot programs that are not economically profitable;
•	sell assets, including licenses to our technologies;
•	suspend our operations until sufficient financing is available; or
•	sell or wind up and liquidate our business.

Any of these actions may affect our ability to offer competitive products or compete in the market. Our inability to offer a competitive product or to effectively compete will affect our ability to continue as a going concern.

Going Concern

We are still in the development stage and could fail before implementing our business strategy. We may continue to incur net losses for the foreseeable future and our auditors have prepared the accompanying financial statements assuming that we will continue as a going concern. Our auditors have expressed substantial doubt as to our ability to continue as a going concern. See “Item 7. Financial Statements — Note 2.”

Item 7.  Financial Statements

Independent Auditors’ Report and Consolidated Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)

December 31, 2002

Independent Auditors’ Report

To the Board of Directors and the Shareholders of
iQ Power Technology Inc.
(a development stage company)

We have audited the consolidated balance sheets of iQ Power Technology Inc. (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of loss, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2002, and for the period from October 10, 1991 (date of incorporation) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 2002, and for the period from October 10, 1991 to December 31, 2002, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities when they become due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters are also described in note 2.

/s/ Deloitte & Touche GmbH
Wirtschaftsprüfungsgesellschaft

Munich, Germany, March 25, 2003

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

	December 31, 2002	December 31, 2001

ASSETS

Current Assets
Cash and cash equivalents	331	451
Receivable from related parties	77	78
Other receivables	100	129
Prepaids and deposits	39	160
Other current assets	120	83

Total current assets	667	901

Non-current Assets
Equipment, net	448	459

Total non-current assets	448	459

TOTAL ASSETS	1,115	1,360

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Bank overdraft	16	--
Accounts payable	537	430
Accrued payroll and employees benefits	82	101
Advances	32	--
Accrued liabilities	148	225

Total current liabilities	815	756

TOTAL LIABILITIES	815	756

SHAREHOLDERS' EQUITY

Authorized:
An unlimited number of common shares of no par value
Issued and outstanding:
15,952,124 common shares at December 31, 2001
20,348,227 common shares at December 31, 2002	10,576	8,574
Capital surplus/Additional paid-in	1,571	1,850
Accumulated other comprehensive (loss) income	(446)	26
Accumulated deficit, during development stage
(after loss allocation to silent partners)	(11,401)	(9,846)

TOTAL SHAREHOLDERS' EQUITY	300	604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,115	1,360

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	Cumulative from date of inception to December 31, 2002	Year ended to December 31, 2002	Year ended to December 31, 2001	Year ended to December 31, 2000

SALES AND OTHER REVENUE	182	--	--	6

EXPENSES
Research and development expenses
Personnel (incl. stock based compensation)	3,684	399	1,392	597
Laboratory	1,521	284	274	260
Office	599	58	76	186
Consulting services	627	25	3	67
Professional fees	860	38	58	97

Total Research & Development expenses	7,291	804	1,803	1,207

Marketing and general & administrative expenses
Personnel (incl. stock based compensation)	1,378	115	819	273
Financing	576	3	3	65
Office & Travel	621	142	128	189
Consulting services	603	106	101	223
Professional fees	873	307	260	163
Management fees	252	72	72	72
Marketing activities	325	108	102	116
Investor relations	848	229	385	154
Research memberships	100	--	--	50
Provision for investment	150	150	--	--
Other	189	8	20	36

Total Marketing and G&A expenses	5,915	1,240	1,890	1,341

TOTAL OPERATING EXPENSES	13,206	2,044	3,693	2,548

Interest expense	174	2	39	--

TOTAL EXPENSES	13,380	2,046	3,732	2,548

Interest and other income	(149)	(8)	(6)	(72)
(Gain)/loss on foreign exchange	(623)	(483)	28	(111)

INCOME/(LOSS) BEFORE INCOME TAX	(12,426)	(1,555)	(3,754)	(2,359)

Income tax	--	--	--	--

NET INCOME/(LOSS)	(12,426)	(1,555)	(3,754)	(2,359)

Other comprehensive income (loss)	(447)	(472)	42	(98)

COMPREHENSIVE INCOME/(LOSS)	(12,873)	(2,027)	(3,712)	(2,457)

Basic and diluted loss per share, on net loss	(1.52)	(0.09)	(0.29)	(0.24)

Basic and diluted weighted average
number of shares outstanding	8,195,567	18,114,452	12,730,393	9,743,784

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars; all amounts in thousands)
(Unaudited)

	Cumulative from date of inception to December 31, 2002	Year ended to December 31, 2002	Year ended to December 31, 2001	Year ended to December 31, 2000

OPERATING ACTIVITIES
Net loss	(12,425,769)	(1,555)	(3,754)	(2,359)
Items not affecting cash
Depreciation and amortization	378	100	70	92
Stock based compensation	1,654	(168)	1,662	10
Changes in non-cash working capital
(Increase) decrease in other receivable	(110)	41	(21)	50
(Increase) decrease in prepaids and deposits	(35)	125	(84)	(61)
Increase (decrease) in accounts payable	494	55	249	60
Increase (decrease) in accrued liabilities	326	(10)	8	273
(Increase) decrease in other assets	(104)	(20)	(84)	--

	(9,823)	(1,432)	(1,954)	(1,935)
INVESTING ACTIVITY
Additions to property, plant and equipment	(797)	(43)	(173)	(168)

FINANCING ACTIVITIES
Increase of bank overdraft	14	14	--	(1)
Increase (decrease) in due to shareholder	138	--	134	66
Advances received from external parties	328	32	--	--
Cash acquired on business combination	4,718	--	--	--
Advances from subsidiary	581	--	--	--
Issue of capital stock	4,771	1,891	2,215	37
Issuance of atypical shares	1,025	--	--	--

	11,575	1,937	2,349	100
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	955	462	222	(2,003)

EFFECT OF FOREIGN EXCHANGE MOVEMENT	(624)	(582)	46	(97)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	--	451	183	2,283

CASH AND CASH EQUIVALENTS,
END OF PERIOD	331	331	451	183

See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash and financing activities (in thousands USD):

Shares issued
for conversion of debt	--	200	-
to agents for finder's fees	78	119	-
for external stock based compensation	111	218	-

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

	Common shares Shares Amount		Accumulated Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance at December 31, 1991	40	$ 60	$ --	$ --	$ (1)	$ 59
Issue of shares						--
Net loss					(9)	(9)

Balance at December 31, 1992	40	60	--	--	(10)	50
Issue of shares						--
Net loss					(7)	(7)

Balance at December 31, 1993	40	60	--	--	(17)	43
Issue of shares						--
Net loss					(193)	(193)
Allocation of loss to
atypical shares					37	37

Balance at December 31, 1994	40	60	--	--	(173)	(113)
Issue of shares						--
Net loss					(341)	(341)
Allocation of loss to
atypical shares					379	379

Balance at December 31, 1995	40	60	--	--	(135)	(75)
Issue of shares						--
Net loss					(496)	(496)
Allocation of loss to
atypical shares					139	139

Balance at December 31, 1996	40	60	--	--	(492)	(432)
Issue of shares						--
Net loss					(597)	(597)
Allocation of loss to
atypical shares					312	312

Balance at December 31, 1997	40	60	--	--	(777)	(717)
Issue of shares						--
Net loss					(1,027)	(1,027)
Allocation of loss to
atypical shares				--	228	228
Other comprehensive (loss) -
foreign currency translation
adjustments				(94)		(94)

Balance at December 31, 1998	40	60	--	(94)	(1,576)	(1,610)
Reorganization of capital on
reverse acquisition	5,119,960
Deemed issuance of shares on
acquisition of iQ Power
Technology Inc.	4,471,770	5,495				5,495
Stock based compensation			396			396
Exercise of warrants	139,850	349				349
Net loss					(2,157)	(2,157)
Other comprehensive (loss) -
foreign currency translation
adjustments				176		176

Balance at December 31, 1999	9,731,620	5,904	396	82	(3,733)	2,649
Net loss	--	--	--	--	(2,359)	(2,359)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(98)	--	(98)
Exercise of options	15,000	37	--	--	--	37
Stock based compensation	--	--	10	--	--	10

Balance at December 31, 2000	9,746,620	5,941	406	(16)	(6,092)	239
Net loss	--	--	--	--	(3,754)	(3,754)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	42	--	42
Issue of shares	5,203,004	2,132	--	--	--	2,132
Stock based compensation			1,444			1,444
Exercise of options	1,002,500	501	--	--	--	501

Balance at December 31, 2001	15,952,124	$ 8,574	$ 1,850	$ 26	$(9,846)	$ 604
Net loss	--	--	--	--	(1,555)	(1,555)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--		(472)	--	(472)
Issue of shares	4,376,103	1,992	--	--	--	1,992
Stock based compensation			279			279
Exercise of options	20,000	10	--	--	--	10

Balance at December 31, 2002	20,348,227	$ 10,576	$ 1,571	$(446)	$(11,401)	$ 300

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

1.	NATURE OF OPERATIONS

iQ Power Technology Inc. (“iQ Power”) was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research & Development GmbH (“iQ Battery”). The business combination has been accounted for as a reverse acquisition with iQ Battery being identified as the acquirer. Although iQ Battery is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of iQ Power as the surviving corporation does not change. Herein after iQ Power and its subsidiary are referred to as “the Company”.

iQ Battery, established in 1991, is conducting research and product development in the area of intelligent performance-improved battery systems. The Company’s first product is an intelligent car battery, in which electronics, microprocessors and software manage the energy. The know-how is based on a patent acquired from the founding shareholders of iQ Battery.

Patents have been granted for Germany, thirteen other European countries, and for the United States of America. International patents applications have been filed in nine additional countries. iQ Battery’s legal domicile is Chemnitz, Germany, and it maintains a branch near Munich, where management has its offices. The Company intends to grant licenses for its technologies to the automotive and related industries in the future.

2.	CONTINUING OPERATIONS

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of December 31, 2002, the Company has a negative working capital position. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. In September 2001, a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. In the fourth quarter of 2001, the Company raised additional funds through the private placement of 1,019,344 units of the Company at US$0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00 (see note 5(e) for more details on the warrants).

In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at US$0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. In November and December 2002, the Company raised an additional $550,500 in equity capital through the private placement of 1,572,853 units of the Company at US$0.35 per unit,

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

2.	CONTINUING OPERATIONS (Continued)

each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.45. The subscribers to all private placements were non-U.S. persons outside the United States of America.

The Company has used the proceeds to fund research and development of iQ Battery’s technology, expansion of the Company’s marketing and sales activities and general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

The Company has signed agreements to jointly develop its applications with large corporations. Such alliances involve the utilization of certain aspects of the Company’s technology. The ability of the Company to succeed in these alliances is dependent upon the Company’s ability to obtain additional financing. The Company has been active in its search for such financing. Management believes that the Company will be able to obtain the necessary financing.

As of December 31, 2002, the Company’s current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

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

The Company’s current activities result in transactions denominated in US dollars, Euros, and Canadian dollars. The Company has determined that the United States dollar is the appropriate currency for reporting purposes and is the functional currency for iQ Power. Transaction amounts denominated in foreign currencies are translated into US dollars at exchange rates prevailing at the transaction dates. Carrying values of non-US dollar assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate prevailing at that date. Gains and losses arising from adjustment of foreign assets and liabilities are included in the consolidated statement of loss and comprehensive loss.

The functional currency of iQ Battery is the EURO. iQ Battery had previously reported its internal financial statements in German Deutsche Marks, but as of January 1, 2002 the entity successfully transitioned its systems

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to the Euro. The German Deutsche Marks have been translated into Euros using the fixed exchange rate applicable since January 1, 1999 (EUR 1 = DM 1.95583). Assets and liabilities of iQ Battery are translated into their US dollar equivalents at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. The US dollar effect arising from translation of the financial statements at changing rates is recorded as a separate component of comprehensive income (loss).

(d)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, deposits at banks and highly liquid money market instruments with an original maturity of 90 days or less.

(e)	Equipment

Equipment is recorded at cost. Depreciation is recorded using the straight-line method based upon the useful lives of the assets, generally estimated at 3-10 years. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statement of loss and comprehensive loss. The Company has acquired equipment for purposes of production. As no significant production has begun, no depreciation has been taken on this equipment.

(f)	Research and development

Research and development costs are expensed as incurred. Transfer of intangible assets, in the amount of EUR205,000 (patent and registered design), by founding shareholders of the Company is not reflected in the accompanying financial statements. (See note 6)

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

In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (“APB 25”) in accounting for its employee stock based compensation plans. Due to changes in the exercise price for certain Stock Options granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Under APB 25, if the exercise price of employee stock options issued under a fixed plan equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized (see Note 5(a)). Stock options granted to non-employees result in the recognition of expenses based upon the fair value of such stock options.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Financial instruments and risk concentration

The Company estimates that the carrying values of its cash and cash equivalents, current receivables, and payables, approximate fair value at December 31, 2002 and 2001 due to the short-term maturity of the balances. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. It is the Company’s practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any particular institution and does not believe it is exposed to any significant credit risk.

(j)	Earnings per Share

The Company presents earnings per share (“EPS”) data in accordance with the requirements of SFAS No. 128. Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options and warrants. At December 31, 2002, 2001, and 2000, all of the 6.4 or million, 3.4 million, and 2.0 million, respectively, of the exercisable stock options under the Stock Option Plan and outside the Stock Option Plan were excluded from the computation of diluted EPS since their inclusion would have resulted in an antidilutive effect.

(k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Amounts represent gains and losses on foreign currency translation adjustments.

(l)	Certain Significant Risks and Uncertainties

The Company operates in the automotive industry and can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows: ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying their products; market acceptance of the Company’s products under development; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

(m)	Accumulated comprehensive deficit

The accumulated comprehensive deficit is based on the accumulated net loss plus the impact of the cumulative foreign currency translation adjustments. The accumulative deficit reported in the Company’s balance sheet is adjusted to exclude the loss that was allocated in the years 1994 to 1998 to the holders of atypical shares of iQ Battery. The accumulative deficit reported in the Company’s income statement does not include a similar adjustment.

(n)	Atypical shareholders

Atypical (preferred) shares were issued by the Company’s German subsidiary, iQ Battery, in previous years, in order to raise capital for the Company before it was a public entity. The Atypical shareholders had certain information rights, but no voting powers. Furthermore, losses and profits were allocated to the Atypical shareholders accounts as stipulated in the individual Atypical shareholders agreements and the Atypical shares were redeemable. As such, there was no equity recorded on the balance sheet.

When the Company received the proceeds from these Atypical shareholders, it recorded a liability. A liability was recorded because it was stated in the original Atypical shareholder agreements that these proceeds would ultimately be returned to the shareholders. As stipulated in the agreement, a respective portion of the Company’s losses were absorbed by the Atypical shareholders. As such, the accumulated deficit was reduced by that

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Atypical shareholders (continued)

respective amount, and there was a corresponding reduction of the recorded liability. With the completion of the Company’s IPO and the share exchange agreement in 1999, 2.8 million common shares of the company were exchanged for all of the outstanding Atypical shares. As such they are no longer in existence.

(o)	Recent pronouncements

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

Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard. The Company currently does not have any goodwill or other intangible assets on its books as of December 31, 2002 and has adopted SFAS No. 142 as of January 1, 2002. Management noted that the adoption of this Statement has no effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). The Company has adopted SFAS No. 144 as of January 1, 2002 and it noted that the adoption of the statement does not have a significant impact on the Company’s financial position and results or operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material effect on its financial position, results of operations or cash flows.

(p)	Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation used in 2002. Such reclassifications had no effect on the financial position or results of operations.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	EQUIPMENT

Equipment is as follows (in thousands):

	December 31, 2002	December 31, 2001

Equipment, at cost	$836	$694
Less accumulated depreciation	$388	$235

Net book value	$448	$459

5.	SHARE CAPITAL

Authorized
An unlimited number of common shares
Issued and outstanding

	Number of Common Shares	Amount ($000)

Balance, January 1, 1998 (iQ Power)	787,896	493
Private placement, issued cash	1,483,874	927
Balance, December 31, 1998	2,271,770	1,420

Shares issued for cash	2,200,000	5,500
Issue costs	--	(653)

Balance, June 17, 1999	4,471,770	6,267
Adjustment for
reverse acquisition on June 17, 1999	--	6,207)

	4,471,770	60
Issued to effect the reverse acquisition	5,120,000	5,495
Warrants exercised during the year	139,850	349

Balance, December 31, 1999	9,731,620	5,904
Options exercised during the year	15,000	37

Balance, December 31, 2000	9,746,620	5,941
Private placements, issued for cash (incl. Finder's Fees)	4,597,944	1,714
Shares issued for conversion of debt	400,000	200
Shares issued for external stock based compensation	205,060	218
Options exercised during the year	1,002,500	501

Balance, December 31, 2001	15,952,124	8,574
Private placements, issued for cash (incl. Finder's Fees)	4,225,853	1,881
Shares issued for external stock based compensation	150,250	111
Options exercised during the year	20,000	10

Balance, December 30, 2002	20,348,227	10,576

On April 10, 2000, the company’s board of directors declared a 2.5 to 1 reverse stock split of the company’s common stock. In addition, the authorized shares of common stock issued and outstanding were decreased from 24,366,550 to 9,746,620 shares. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts, and stock plan data have been adjusted to reflect the reverse split.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

(a)	Stock options

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

The Stock Option Plan may be administered by the Board of Directors or a committee of the Board (the “Committee”). The Board of Directors or the Committee, as the case may be, has the power to determine the terms of any options granted thereunder, including the exercise price, the number of shares subject to the option, and the exercisability thereof. The term of an option granted under the Plan may not exceed ten years. The specific terms of each option grant shall be approved by the Board of Directors or the Committee.

The Company grants stock options both under the Stock Option Plan and by way of individual grants outside of the Stock Option Plan. Under the Stock Option Plan the following options and warrants have been granted and remain outstanding at December 31, 2002:

	Stock Options and Warrants	Weighted Average Exercise Price

Outstanding as of January 01, 1999	1,130,000	2.50

Granted during fiscal year 1999	1,098,000	4.65
Exercised during fiscal year 1999	139,850	3.13
Forfeited during fiscal year 1999	200,000	7.97

Outstanding as of December 31, 1999	1,888,150	3.12

Granted during fiscal year 2000	450,000	1.50
Exercised during fiscal year 2000	15,000	1.50
Forfeited during fiscal year 2000	320,500	4.71

Outstanding as of December 31, 2000	2,002,650	1.57

Granted during fiscal year 2001	2,612,344	1.17
Exercised during fiscal year 2001	1,002,500	0.50
Forfeited during fiscal year 2001	200,150	1.55

Outstanding as of December 31, 2001	3,412,344	1.01

Granted during fiscal year 2002	4,052,853	0.61
Exercised during fiscal year 2002	20,000	0.50
Forfeited during fiscal year 2002	1,049,344	0.99

Outstanding as of December 31, 2002	6,395,853	0.69

Options/Warrants exercisable at December 31, 2002	6,395,853	0.69

SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the year ended December 31, 2002 and 2001, the Company issued options to individuals other than employees and directors, which under SFAS No. 123 are recognised as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.

On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. On January 18, 2002, the Board of Directors decreased the exercise price of the 1,415,000 options granted under the Plan on June 28, 2001, from $1.37 to $1.00. Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. As of December 31, 2001, the fair value of the Company’s stock exceeded the adjusted exercise price, thus resulting in the recognition of compensation expense. For the year ending on December 31, 2001, $1,444,375 of compensation expense was recognized in the financial statements. On December 31, 2002, the fair value of the Company’s stock was below the adjusted exercise price. Therefore, stock-based compensation income of $279,000 was recognized.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All amounts below are in $000‘s except per share data.

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2001

Net loss
As reported	$ (1,555)	$ (3,754)	$ (2,359)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards net of related tax effects	$ (292)	$ (2,189)	$ (833)

Pro forma net loss	$ (1,847)	$ (5,943)	$ (3,192)

Loss per share (basic and diluted)
As reported	$ (0.09)	$ (0.29)	$ (0.24)
SFAS No. 123 pro forma	$ (0.02)	$ (0.17)	$ (0.09)

Pro forma net loss	$ (0.11)	$ (0.46)	$ (0.33)

The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the years ended December 31, 2002, 2001 and 2000 were $0.32, $1.22 and $1.14 per share, respectively. The fair value of these options was estimated at the date of grant using a weighted average volatility factor between 85% and 240% depending on grant date, a dividend yield of 0%, a weighted average expected life of the stock options of 3 years, and a risk free interest rate of 3.43% to 6.18% depending on grant date.

(b)	Incentive Share Plan

In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, and employees of the Company and its subsidiary as an incentive. The number of shares set aside for issue under the

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

(b)	Incentive Share Plan (continued)

incentive share plan is 2,500,000 common shares. No incentive shares have been granted under this plan as of December 31, 2002.

The incentive plan will be accounted for as a fixed stock compensation plan in accordance with Accounting Principles Board (APB) Opinion No. 25.

(c)	Loss per share

Losses per share calculations give effect to the reverse takeover described in Note 1.

(d)	iQ share capital

The registered capital of iQ Battery is EURO 51,129 (DM 100,000), and is fully paid. All equity securities were acquired by iQ Power as part of the business combination.

(e)	Issuance of shares due to private placements

In January 2002, the Company completed a private placement of 950,000 units of the Company at $0.65 per unit for proceeds of $617,500, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 95,000 common shares. The cost of the finders fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

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

In June 2002, the Company completed a private placement of 1,500,000 units of the Company at $0.50 per unit for proceeds of $750,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 108,000 common shares. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

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

In November 2002, the Company announced another private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.45. Thereof 1,572,853 units for proceeds of $550,500 were issued in November and December 2002. Additional 150,000 units for proceeds of $52,500 were issued in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 107,142 common shares. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The finder’s fees were paid out subsequent to December 31, 2002. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

The combined fair value of the attached warrants as of the date of the private placement was approximately $222,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

(f)	Issuance of shares due to consulting agreements

On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of June 30, 2002, the Company had issued Magdalena all 250,000 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act.

On July 1, 2001, the Company entered into a German Public Relations Consulting Agreement with Holtermann & Team GmbH (“H&T”), a non-U.S. person outside the United States. The Company agreed to pay H&T a consulting fee in the amount of EUR 7,500 (approximately $8,000) per month for such services. Of the consulting fee, EUR 5,000 were due monthly while the remaining EUR 2,500 were payable by issuing H&T common shares, issuable on a quarterly basis. As of December 31, 2002, the Company had issued H&T 12,900 common shares under the agreement. The agreement was not extended beyond the initial term of 12 months ending June 30, 2002.

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of December 31, 2002, the Company had issued Joerg Schweizer 16,900 common shares under the agreement.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

In August 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares, issuable as follows: The first issuance of 25,000 shares in October 2002, additional 20,000 shares in December 2002, the last installment of 20,000 shares in March 2003. As of December 31, 2002, the Company had issued Andreas Gloetzl 25,000 common shares under the agreement.

6.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements comprised:

(a)	Management fees for the twelve months ended December 31, 2002 of $72.000(2001 — $72,000; 2000 — $72,000) were paid to a company with a common director.

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

(c)

iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design “iQ” based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design “iQ”. The Company and the shareholders agreed that the shareholders would receive DM 400,000 (approximately $220,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

6.	RELATED PARTY TRANSACTIONS (Continued)

the outstanding interest, CDN$79,961 ($50,255) was converted on December 31, 2001 into 100,510 common shares.

(e)

As of December 31, 2002, the Company has receivables of $77,000 in connection with loan agreements with three shareholders, two of which are directors of the Company. These loans date from prior years.

7.	OPERATING LEASE

The Company has operating leases for certain equipment and facilities. For the years 2002, 2001, and 2000 the operating lease payments were $178,000, $168,000, and $177,000 respectively. As at December 31, 2002 obligations to make future minimum lease payments were as follows (to be made in the years ending December 31, in $ 000):

Year	Lease payment
2003	162
2004	109
2005	30
Thereafter	5

8.	INCOME TAXES

The company accounts for its income taxes using the asset and liability approach, as stipulated under SFAS No. 109. For all periods presented the provision for income taxes differs from the federal corporation income tax rate of 25% (2002 and 2001), and 40% (2000) because no benefit was realized for operating losses incurred.

As at December 31, 2002 the Company had total deferred income tax assets relating to loss carryforwards of $3,576,000 (2001 — $3,046,648 2000 — $2,479,548) which have been reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred income tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company’s operating history.

As of December 31, 2002 the Company had net operating loss carryforwards of approximately $10,037,000 for corporation income taxes. Thereof $3,821,000 relate to the Company’s operations in Canada and are expected to expire from 2003 through 2009. The remainder of the tax loss carry forwards relates to the Company’s operations in Germany and are not expected to expire.

9.	SEGMENT DISCLOSURES

The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. The majority of the Company’s significant physical assets are located in Germany.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

10.	LITIGATION

The Company has been named as a defendant in lawsuits in the normal course of its business. In the opinion of management, the liabilities, if any, resulting from these matters will not have a material effect on the financial statements of the Company.

11.	RECENT TRANSACTIONS

In September 2002, the Company announced that it has entered into a letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc. (Gel) headquartered in Los Angeles, California, USA. In the course of this agreement iQ Power made a prepayment of $150,000 to Gel. Gel is obligated to reimburse the prepayment by notice of iQ Power. As of December 31, 2002, the balance has been reserved as a provision for investment due to the weak financial position of Gel and the likelyhood that it may be unable to reimburse the prepayment on demand.

12.	SUBSEQUENT EVENT

Subsequent events not made elsewhere in the financial statements include:

Subsequent to the year ended December 31, 2002, the Company received subscription agreements for an additional $382,700 in equity capital through the private placement of 1,195,937 units of the Company at US$0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42.

In January 2003, the Company paid an additional $75,000 to Gel Electric Technologies, Inc. (Gel) in connection with the above mentioned letter of intent for the acquisition of the business and assets of Gel. Gel is obligated to reimburse the prepayment by notice of iQ Power.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees are as follows:

Name	Age	Position

Directors and Executive Officers:

Peter E. Braun	39	Director, President and Chief Executive Officer
Dr. Günther C. Bauer	53	Director, Vice-President for Research and Development
Russell French	55	Director, Vice-President for Business Development
Hans Ambos	68	Director
John Lawson	64	Director
Gregory A. Sasges	42	Director, Secretary
Marco Graf v. Matuschka	35	Chief Financial Officer

Key Employees:

Rolf Köhler	57	Development Engineer
Eckehard Endler	59	Development Engineer
Friedrich-Wilhelm Schütz	61	Head of Material Management, Electronic Production and Quality Control
Steffen Tschirch	41	Head of Research and Development

_____________________________

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

Dr. Günther C. Bauer has served as a director and as our Vice-President for Research and Development since September 1998. From 1994 to the present, Dr. Bauer has also served as Vice-President for Engineering of our subsidiary iQ Germany. From 1993 to 1994, Dr. Bauer was responsible for creating a Profit Center within the Daimler-Benz Group, an German automobile manufacturer, and from 1992 to 1993, he was responsible for business strategy with the TEMIC Group, a wholly-owned subsidiary of Daimler-Benz Aerospace A.G. From 1987 to 1992, Dr. Bauer served in positions with German Aerospace, including Head of Staff of Innovations Field Logic and Director of Corporate Development for Business Aeronautics. Since 1980, Dr. Bauer has been a Lecturer at the University of the Bundeswehr German Forces in Munich, Germany. Dr. Bauer received his Master of Science in Electronics from the Technical University of Munich and his doctorate in Mechanical Engineering from the University of Dortmund in Dortmund, Germany.

Russell French has served as a director since 1994. From December 1994 to August 1998, Mr. French served as our President. From August of 1998 to the present, Mr. French has served as our Vice-President for Business Development. From 1993 to the present, Mr. French has been a principal of Mayon Management Corp., a company organized to manage, organize and find new business ventures. Mr. French currently serves as a director and President of AlPaka Resources Corp. Mr. French is a past director and President of Pacific Falkon Resources Corp. and a past director of International Precious Metals Corporation.

Hans Ambos has served as a director since June 1999. Mr. Ambos has broad experience in the high technology field generally and senior management expertise in advanced technology development, including service with Daimler-Benz Aerospace, the German Ministry of Defence, Dornier Aerospace, the NATO MRCA Management Agency (NAMMA), and the NATO Industrial Advisory Group (NIAG). Mr. Ambos first worked as an aeronautical engineer in Germany progressing to higher levels of management in research and technology development, and project management. Subsequently, he has held various high senior management positions including executive board member for research and development at Dornier (which included strategic co-operation with Canadair and Bombardier), executive officer responsible for corporate strategy for Daimler-Benz Aerospace reporting to Mr. Jürgen Schrempp, the current chairman of the Daimler–Chrysler Group, and national and international advisor for technology to Daimler-Benz Aerospace. In addition, he serves as a board member with both the International Society for Innovation out of the University of Bern, Switzerland and the Forum for Aerospace of Bonn/Berlin, a mirror body to the Parliamentary Group for Aerospace in the German parliament.

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

Gregory A. Sasges has served as our Secretary since December 1, 1998, and was elected a director on June 30, 1999. Mr. Sasges practices law through his personal corporation and has practiced law continually for the past 16 years with a preferred area of practice in corporate and securities law. Mr. Sasges is a past corporate secretary and director of various other public companies. Mr. Sasges received his Bachelor of Commerce and Bachelor of Laws degrees from the University of British Columbia, Canada, in 1984 and 1985 respectively.

Marco Graf von Matuschka joined iQ Battery in December 2000 as head of finance and controlling and was appointed our Chief Financial Officer in the fourth quarter of fiscal 2002. Prior to joining iQ Battery, Mr. Graf von Matuschka worked with Phillip Morris since 1996, mainly as a financial analyst in controlling, but also in the financial accounting and reporting group. Mr. Graf von Matuschka studied Business Administration at the Technical University of Berlin (1995) and also holds a Master of Science Degree in Management from the Stevens Institute of Technology, Hoboken, NJ (1992).

All officers are appointed annually by the board of directors and serve at the direction of the board. All directors are elected annually at the annual general meeting of shareholders and serve until the next annual general meeting, or until their successors are elected and qualified.

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

Rolf Köhler has served as a Development Engineer since 1998. From 1973 to 1997, he served as a Development and Test Engineer at Foron, a white goods producer, in Chemnitz, Germany. Mr. Koehler received a degree in Electronic Device Construction from The Senior Technical College in Midweida / Chemnitz in 1973.

Friedrich-Wilhelm Schütz has served as our Head of Material Management, Electronic Production and Quality Control since 1998. In 1997, Mr. Schütz held the same position in iQ Germany. From 1967 to 1996, Mr. Schütz worked in the field of production and project development at Deutsche Aerospace, Bosch and Rhode & Schwarz. Mr. Schütz received his Master of Science degree in Telecommunications from the Senior Technical College in Cologne, Germany and in Microelectronics from the Technical University in Aachen, Germany in 1967.

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

Appointment of Directors

Directors of the Company are elected by the shareholders at each annual general meeting and typically hold office until the next annual general meeting or until their successors are elected or appointed. The by-laws also permit the members to add additional directors at annual general meetings.

The bylaws of the Company permit the directors to appoint directors to fill any vacancies that may occur on the board provided that if no quorum of Directors remains in office, any such vacancy is to be filled by the members at a General Meeting. In addition, the Directors are entitled to elect between annual general meetings that number of directors equal to one-third of the number of Directors elected by members at the most recent annual general meeting.

Audit Committee

The members of the Audit Committee as at December 31, 2002, were John Lawson, Hans Ambos and Russell French. Subsequent to December 31, 2002, John Lawson resigned from the Audit Committee. Each member of the Audit Committee (with the exception of Mr. French who is presently one of our senior corporate officers) was an independent director. The Company does not currently have an audit committee charter. The Audit Committee recommends independent accountants to the Company to audit the Company’s financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company’s interim and year-end operating results with the Company’s executive officers and the Company’s independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Audit Fees

During the year ended December 31, 2002, the Company incurred Deloitte & Touch LLP fees in the aggregated amount of approximately $103,500 for services rendered in connection with the audit of the Company’s audited financial statements and the review of interim financial statements included in our quarterly reports filed on Form 10-QSB.

Financial Information Systems Design and Implementation Fees and Other Fees.

The Company paid no fees to Deloitte & Touche LLP for services related to financial information systems design and implementation fees or other fees.

Item 10.  Executive Compensation

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the compensation paid to our chief executive officer and each of our four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (each a “Named Executive Officer”) during the fiscal year ended December 31, 2002, 2001, and 2000.

Summary Compensation Table (in United States Dollars)

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

Name and Principal Position	Fiscal Year Ended	Salary (US$)	Bonus (US$)	Ohter Annual Compensation (US$)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensation ($)

Peter E. Braun, President and CEO	2000	102,000	--	--	465,000	--	--	--
	2001	102,000	--	--	745,000	--	--	--

	2002	102,000	--	5,146(1)	280,000	--	--	1,548(2)

Günther C. Bauer, Vice President	2000	96,000	--	--	465,000	--	--	--
Research and	2001	96,000	--	--	745,000	--	--	--
Development	2002	96,000	--	5,146(1)	280,000	--	--	--

_________________

(1)	Represents pension fund contributions made on behalf of these named executive officers.
(2)	Represents payment on personal life insurance policy.

During our most recently completed financial year ended December 31, 2002, we did not have a general pension plan for our directors, officers or employees.

Options to Purchase Securities

During our last completed fiscal year ended December 31, 2002, we did not grant any incentive stock options to our directors and officers. No stock appreciation rights (“SARs”) were granted during this period.

See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

Aggregated Option/SAR Exercises During the Last Completed Fiscal Year and Fiscal Year End Option/SARValues

The following table sets out incentive stock options exercised by the Named Executive Officers during the last completed fiscal year as well as the fiscal year end value of stock options held by the named executive officers. During this period, no outstanding SARs were held by named executive officers.

Name	Share acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARs at FY-end(#)	Value of unexercised in-the- money options/SARs at FY-end($)

			Exercisable/ Unexercisable	Exercisable/ Unexercisable(1)

Peter E. Braun, President	--	--	522,500/Nil	Nil
and CEO
Günther C. Bauer, Vice	--	--	522,500/Nil	Nil
President Research and
Development

(1)	Based on the closing price of the Company’s common shares as quoted on the NASD OTCBB of $0.47 for December 31, 2002.

Stock Option Plan

In December 1998, our board of directors adopted the 1998 Stock Option Plan, which was amended in 1999, 2000, 2001 and 2002 to increase the number of shares authorized to be issued upon exercise of options granted under the plan (collectively as amended, the “Stock Option Plan”). The Stock Option Plan will continue in effect until all shares of Common Stock for issuance under the plan have been issued and all restrictions on such shares have lapsed. The Stock Option Plan is administered by the board of directors (or a committee thereof) and provides that options may be granted to our officers, directors, employees and other persons, including consultants, as determined by the Plan Administrator in its sole discretion.

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

The maximum number of the shares reserved for issuance under the Stock Option Plan, as amended, is 4,714,000 shares. As of December 31, 2002, a total of 2,373,000 options were issued and unexercised under the Stock Option Plan. On January 18, 2002, we granted options exercisable to acquire 30,000 shares.

Set forth below is a table that reflects the history of the Company’s option grants and the repricing for options outstanding as of December 31, 2002:

Report on Repricing of Options

Original Grant Date	# of Options outstanding as of Dec 31, 2002	Original Exercise Price	Repriced Exercise Price June 12, 2000	Repriced Exercise Price Jan 16, 2001	Repriced Exercise Price Jan 18, 2002

Jan 18, 2002	30,000	$ 1.00	--	--	--
June 28, 2001	1,415,000	$ 1.37	--	--	$1.00
Jan 16, 2001	148,000	$ 0.50	--	--	--
June 12, 2000	171,000	$ 1.50	--	$0.50	--
Oct 15, 1999	115,000	$4.375	$1.50	$0.50	--
July 7, 1999	160,000	$ 3.75	$1.50	$0.50	--
June 28,1999	34,000	$ 2.50	$1.50	$0.50	--
Dec 1, 1998	300,000	$ 2.50	$1.50	$0.50	--

Total	2,373,000

Peter Braun, our Chief Executive Officer, held 280,000 of the 1,415,000 options granted in 2001 and repriced in 2002 as reflected in the above table. Günther C. Bauer, our Vice President of Research and Development, held 280,000 of the 1,415,000 options granted in 2001 and repriced in 2002 as reflected in the above table.

On January 18, 2002, the Board of Directors determined that it was in the best interest of the Company to reprice the 1,415,000 issued and outstanding stock options originally granted by the Company in fiscal 2001. The Company’s Board of Directors approved a stock option repricing program. Under the program, all stock options having an exercise price of US$1.37 and granted under the Company’s Stock Option Plan, including directors and Named Executive Officers, were repriced at an exercise price of $1.00 per share. The new exercise price represented a 10% premium over the then market price of $0.90 per share of common stock. Other than the lower exercise price, each repriced stock option under the repricing program retained the terms of the original grant, including the same vesting terms, number of shares and expiration date.

The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of our common stock subsequent to the original grant of the options. The Board determined that the options having an exercise price of US$1.37 no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The Board believed that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

The following named executive officers held the following options that were repriced in 2002:

Name	Number of securities underlying options	Exercise Price under Original Grant	Repriced Exercise Price

Günther C. Bauer, Vice
President Research and	280,000	$1.37	$1.00
Development

Peter E. Braun, President
and CEO	280,000	$1.37	$1.00

Ten-Year Option/SAR Repricings

The following table reflects the participation of our Chief Executive Officer and each Named Executive Officer in any option repricing by our Company over the past 10 years:

Name & Position	Date (of Repricing)	Securities Underlying Options/SAR Repriced or Amended (%)	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Term Remaining at Date of Repricing or Amendment

Peter E. Braun,	June 12, 2000	320,000	$1.38	$2.50	$1.50	8.5 years
President and	June 12, 2000	80,000	$1.38	$3.75	$1.50	9.0 years
Chief Executive	Jan 16, 2001	320,000	$0.50	$1.50	$0.50	8.0 years
Officer	Jan 16, 2001	80,000	$0.50	$1.50	$0.50	8.5 years
	Jan 18, 2002	280,000	$0.95	$1.37	$1.00	9.5 years

Günther C. Bauer,	June 12, 2000	320,000	$1.38	$2.50	$1.50	8.5 years
Vice President	June 12, 2000	80,000	$1.38	$3.75	$1.50	9.0 years
Research and	Jan 16, 2001	320,000	$0.50	$1.50	$0.50	8.0 years
Development	Jan 16, 2001	80,000	$0.50	$1.50	$0.50	8.5 years
	Jan 18, 2001	280,000	$0.95	$1.37	$1.00	9.5 years

Long-Term Incentive Plans

The Company has a long-term incentive plan although no cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities) was paid or distributed to the executive officer listed or any other person, company, or entity during the most recently completed financial year under that plan. The Incentive Plan was adopted by shareholders in 2001 and amended in 2002 and provides for the issue of up to 2,500,000 Common Shares to valued directors, key employees, and consultants of the Company and similar such persons to encourage those persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons. The shares issued pursuant to the Incentive Plan will be issued at a discount to market price on the basis of resale restrictions prohibiting their being sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by a plan participant until the Company meets certain performance requirements. Such restrictions on transfer shall, to the extent that such shares of Common Stock have not previously been forfeited to the Company, lapse on the last day of the fiscal period in which the Company shall have generated cumulative net revenue from inception of $2,500,000 or more, calculated in accordance with United States generally accepted accounting principles. The shares awarded or sold under the Plan shall be forfeited to the Company if the Company shall not have generated cumulative net revenues from inception of $2,500,000 or more, calculated in accordance with United States generally accepted accounting principles, prior to December 31, 2006. Certificates for the shares shall be issued in the plan participant’s respective names and shall be held in escrow by the Company until all restrictions lapse or such shares are forfeited.

Director Compensation

Other than compensation paid to Peter Braun and Günther Bauer, as disclosed above under the sub-heading “Compensation of Directors and Officers,” none of our directors have received any cash compensation, directly or indirectly, for their services rendered during our most recently completed financial year.

Our shareholders approved the payment to each of our directors of an annual stipend of $2,500 together with an honorarium of $250 for each board meeting that our directors attend in the annual meeting of our shareholders held in 2001. For the fiscal years ended December 31, 2002 and 2001, no such payments were made to directors in respect of meeting attendance or board service. The Company will pay both the stipends and honorariums generally described above for fiscal year 2003 if sufficient cash is available.

We do not have any non-cash compensation plans for our directors and we do not propose to pay or distribute any non-cash compensation during the current financial year, other than by granting stock options.

Employment and Consulting Agreements

Effective September 1, 1998, Peter E. Braun and Dr. Günther C. Bauer entered into employment agreements with us providing for annual salaries of $102,000 and $96,000, respectively. Mr. Braun’s and Dr. Bauer’s employment agreements are for a term of five (5) years.

Each of our Named Executive Officer’s employment agreements mentioned above are governed by the laws of Germany.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 2002 information concerning the beneficial ownership of our shares, by persons who are known by us to own beneficially more than 5% of shares, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. The calculations in the table are based on an aggregate of 20,348,227 shares outstanding as of December 31, 2002. Unless otherwise noted all addresses of the beneficial owners are Erlenhof Park, Inselkammer Strasse 4, D-82008, Unterhaching, Germany. The symbol “*” indicates that the amount shown is less than 1% of outstanding shares.

Name and Address of Beneficial Owner	Number of sharees	Precentage of Class

Günther Bauer(1)	1,522,500	7.29

Peter E. Braun(2)	1,322,500	6.34

Russell French(3)	280,001	1.36
Suite 708-A
1111 West Hastings Street
Vancouver, B.C. V6E 2J3

Hans Ambos(4)	235,000	1.14

John Lawson(5)	435,510	2.12
Suite 708-A
1111 West Hastings Street
Vancouver, B.C. V6E 2J3

Gregory A. Sasges(6)	120,000	*
Suite 708-A
1111 West Hastings Street
Vancouver, B.C. V6E 2J3

All Directors and Officers as a Group(7)	4,040,511	18.08

_________________

(1)	Includes vested options exercisable to purchase 522,500 shares within 60 days of December 31, 2002.
(2)	Includes vested options exercisable to purchase 522,500 shares within 60 days of December 31, 2002.
(3)	Includes vested options exercisable to purchase 280,000 shares within 60 days of December 31, 2002.
(4)	Includes vested options exercisable to acquire 195,000 common shares within 60 days of December 31, 2002.
(5)	Includes vested options exercisable to acquire 235,000 common shares within 60 days of December 31, 2002.
(6)	Includes vested options exercisable to acquire 120,000 common shares within 60 days of December 31, 2002.
(7)	Includes vested options exercisable to purchase, in the aggregate, 2,000,000 shares within 60 days of December 31, 2002.

Securities Authorized for Issuance Under Compensatory Plans

The following table includes information as of December 31, 2002 for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

Equity Compensatory Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans	2,373,000	$ 0.80	3,873,500	(1)
Approved by Security Holders

Equity Compensation Plans Not		nil	nil
Approved by Security Holders

Total	2,373,000		3,873,500

(1)	Includes 1,373,000 shares available for issuance under future stock grants and 2,500,000 shares available for issuance under our incentive stock plan.

Item 12.  Certain Relationships and Related Transactions.

We entered into an Industrial Property Rights and Know-How Agreement with Horst Dieter Braun, a principal shareholder of our company, and Peter Braun, a director and our Chief Executive Officer, under which we agreed to acquire all their right, title and interest to patents and other intellectual property rights related to starter batteries technologies, and the German registered national trademark “iQ.” Under the agreement, as amended, we agreed to pay Messrs. Braun DM400,000 when we have the ability to pay or when we are liquidated.

We have a consulting agreement dated August 25, 1998 with Mayon Management Corp., a corporation controlled by Mr. French, our Vice-President for Business Development. The agreement was for an initial term of three years (with automatic one-year renewals in the absence of either party taking affirmative action to terminate the agreement). Our agreement with Mayon provides for a base annual fee of $72,000 and for the reimbursement to Mayon of reasonable expenses incurred on our behalf. During the year ended December 31, 2002, we paid Mayon consulting fees of $72,000.

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

We entered into an engagement agreement with Marco Graf von Matuschka, our Chief Financial Officer, effective November 14, 2002, under which Mr. Graf von Matuschka provides his services as our Chief Financial Officer. We agreed to pay Mr. Graf von Matuschka a signing bonus of $10,000 and a monthly fee of $3,000, one-half of which must be paid by the delivery of 3,333 of our common shares at a price of $0.45 per share. To date we have not paid the cash consideration or bonus due under this agreement. Mr. Graf von Matuschka also services as head of Finance & Controlling of iQ Battery Research & Development GmbH, our subsidiary, and receives an annual salary for his services to that company.

We paid legal fees in the amount of $45,286 in 2002 and $70,600 in 2001 to law firms in which Gregory Sasges, a member of our board of directors, is a partner.

Other than as disclosed under “Item 10. Executive Compensation – Employment and Consulting Agreements,” there were no other material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Directors and Senior Officers

As of December 31, 2002, we had receivables of $77,000 in connection with loan agreements with three shareholders, including our Chief Executive Officer and our Vice President Research & Development. These loans were outstanding prior to the beginning of our year ended December 31, 2002. Other than described above, none of our directors or senior officers or any of our associates or affiliates, are or have been indebted to us at any time since the beginning of the last completed financial year other than in the usual course of their employment in connection with advances made on account of expenses to be incurred on behalf of our Company.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

2.2(1)	Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

2.3(1)	Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

2.4(1)	Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

2.5(1)	By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on June 30, 1998

2.6(9)	Certificate of Amendment dated July 23, 2002 for iQ Power Technology Inc.

2.7(9)	Amendment to By-law Number One General By-Law of iQ Power Technology Inc. dated June 28, 2002

10.1(1)	Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp. (previously filed as Exhibit 6.5)

Exhibit No.	Description

10.2 (1)	Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp. (previously filed as Exhibit 6.6)

10.3(1)	Employment Agreement dated August 31, 1998 with Dr. Günther C. Bauer (previously filed as Exhibit 6.7)

10.4(1)	Employment Agreement dated August 31, 1998 with Peter E. Braun (previously filed as Exhibit 6.8)

10.5(1)	Form of Confidentiality Agreement between iQ Power Technology Inc. and certain Officers of the Company (previously filed as Exhibit 6.10)

10.6(1)	Form of iQ Germany Confidentiality Agreement (Translated to English)(previously filed as Exhibit 6.13)

10.7(1)	Form of iQ Germany Employee Confidentiality and Nondisclosure Agreement (Translated to English)(previously filed as Exhibit 6.14)

10.8(1)	Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft (Translated to English)(previously filed as Exhibit 6.15)

10.9(1)	Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)(previously filed as Exhibit 6.16)

Exhibit No.	Description

10.10(1)

Mutual Confidentiality Agreement among iQ Battery Research and Development GmbH, Akkumulatorenfabrik Moll GmbH & Co. KG, and Audi dated May 26, 1998 (Translated to English)(previously filed as Exhibit 6.17)

10.11(1)	Confidentiality Agreement between iQ Battery Research and Development GmbH and Mercedes Benz Aktiengessellschaft dated March 21, 1997 (Translated to English)(previously filed as Exhibit 6.18)

10.12(1)

Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated March 15, 1995 (Translated to English)(previously filed as Exhibit 6.22)

10.13(1)

Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)(previously filed as Exhibit 6.23)

10.14(1)

Extension of Contract regarding Industrial Property Rights and Know How by and between Dieter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)(previously filed as Exhibit 6.24)

10.15(1)	Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)(previously filed as Exhibit 6.27)

10.16(1)	Agreement (Debt Deferral) by and between iQ Research and Development GmbH and Günther Bauer dated December 27, 1996 (Translated to English)(previously filed as Exhibit 6.28)

10.17(1)

Waiver among H. Dieter Braun, Peter E. Braun, Günther Bauer, Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 19, 1997 (Translated to English)(previously filed as Exhibit 6.29)

10.18(1)	Agreement by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated October 9, 1998 (Translated to English)(previously filed as Exhibit 6.30)

10.19(1)	1998 Stock Option Plan (previously filed as Exhibit 6.31)

10.20	(1) Form of Stock Option Agreement (previously filed as Exhibit 6.32)

10.21(1)	Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.34)

10.22(1)	Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun (previously filed as Exhibit 6.35)

10.23(1)	Patent Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.36)

10.24(3)	Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH(previously filed as Exhibit 6.40)

Exhibit No.	Description

10.25(4)

Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001 (previously filed as Exhibit 6.49)

10.26(5)	Amendment No. 3 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.50)

10.27(5)	iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.51)

10.28(8)	European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001. (previously filed as Exhibit 6.57)

10.29(10)	Amendment No. 4 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.61)

10.30(10)	Amendment No. 1 to iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.62)

10.31(11)	Media Relations Consulting Agreement by and between iQ Power Technology Inc. and Andreas Gloetzl (previously filed as Exhibit 6.63)

10.32(11)	Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Jörg Schweizer (previously filed as Exhibit 6.64)

10.33(11)	Letter of Intent by and between iQ Power Technology Inc. and Gel Electric Technologies, Inc. (previously filed as Exhibit 6.65)

10.34	Consulting Agreement by and between iQ Power Technology Inc. and Marco Graf v. Matuschka

23.1	Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft

99.1	Section 904 Certification of Chief Executive Officer

99.2	Section 904 Certification of Chief Financial Officer

_________________

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 1, 1999.
(4)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on July 25, 2001.
(6)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001.
(9)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on November 8, 2002.
(11)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(b)	Reports on Form 8-K.

None.

Item 14.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2003.

IQ POWER TECHNOLOGY INC. By: /s/ Peter E. Braun Peter E. Braun, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of iQ Power Technology Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Braun Peter Braun	President, Chief Executive Officer and Director (principal executive officer)	April 14, 2003

/s/ Marco Graf v. Matuschka Marco Graf v. Matuschka	Chief Financial Officer (principal financial officer)	April 16, 2003

/s/ Gunther Bauer Gunther Bauer	Vice President, Research and Development and Director	April 14, 2003

/s/ Russell French Russell French	Director	April 14, 2003

/s/ Hans Ambos Hans Ambos	Director	April 14, 2003

/s/ Gregory Sasges Gregory Sasges	Director	April 14, 2003

/s/ John Lawson John Lawson	Director	April 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

2.2(1)	Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

2.3(1)	Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

2.4(1)	Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

2.5(1)	By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on June 30, 1998

2.6(9)	Certificate of Amendment dated July 23, 2002 for iQ Power Technology Inc.

2.7(9)	Amendment to By-law Number One General By-Law of iQ Power Technology Inc. dated June 28, 2002

10.1(1)	Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp. (previously filed as Exhibit 6.5)

Exhibit No.	Description

10.2 (1)	Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp. (previously filed as Exhibit 6.6)

10.3(1)	Employment Agreement dated August 31, 1998 with Dr. Günther C. Bauer (previously filed as Exhibit 6.7)

10.4(1)	Employment Agreement dated August 31, 1998 with Peter E. Braun (previously filed as Exhibit 6.8)

10.5(1)	Form of Confidentiality Agreement between iQ Power Technology Inc. and certain Officers of the Company (previously filed as Exhibit 6.10)

10.6(1)	Form of iQ Germany Confidentiality Agreement (Translated to English)(previously filed as Exhibit 6.13)

10.7(1)	Form of iQ Germany Employee Confidentiality and Nondisclosure Agreement (Translated to English)(previously filed as Exhibit 6.14)

10.8(1)	Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft (Translated to English)(previously filed as Exhibit 6.15)

10.9(1)	Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)(previously filed as Exhibit 6.16)

Exhibit No.	Description

10.10(1)

Mutual Confidentiality Agreement among iQ Battery Research and Development GmbH, Akkumulatorenfabrik Moll GmbH & Co. KG, and Audi dated May 26, 1998 (Translated to English)(previously filed as Exhibit 6.17)

10.11(1)	Confidentiality Agreement between iQ Battery Research and Development GmbH and Mercedes Benz Aktiengessellschaft dated March 21, 1997 (Translated to English)(previously filed as Exhibit 6.18)

10.12(1)

Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated March 15, 1995 (Translated to English)(previously filed as Exhibit 6.22)

10.13(1)

Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)(previously filed as Exhibit 6.23)

10.14(1)

Extension of Contract regarding Industrial Property Rights and Know How by and between Dieter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)(previously filed as Exhibit 6.24)

10.15(1)	Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)(previously filed as Exhibit 6.27)

10.16(1)	Agreement (Debt Deferral) by and between iQ Research and Development GmbH and Günther Bauer dated December 27, 1996 (Translated to English)(previously filed as Exhibit 6.28)

10.17(1)

Waiver among H. Dieter Braun, Peter E. Braun, Günther Bauer, Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 19, 1997 (Translated to English)(previously filed as Exhibit 6.29)

10.18(1)	Agreement by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated October 9, 1998 (Translated to English)(previously filed as Exhibit 6.30)

10.19(1)	1998 Stock Option Plan (previously filed as Exhibit 6.31)

10.20	(1) Form of Stock Option Agreement (previously filed as Exhibit 6.32)

10.21(1)	Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.34)

10.22(1)	Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun (previously filed as Exhibit 6.35)

10.23(1)	Patent Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.36)

10.24(3)	Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH(previously filed as Exhibit 6.40)

Exhibit No.	Description

10.25(4)

Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001 (previously filed as Exhibit 6.49)

10.26(5)	Amendment No. 3 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.50)

10.27(5)	iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.51)

10.28(8)	European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001. (previously filed as Exhibit 6.57)

10.29(10)	Amendment No. 4 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.61)

10.30(10)	Amendment No. 1 to iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.62)

10.31(11)	Media Relations Consulting Agreement by and between iQ Power Technology Inc. and Andreas Gloetzl (previously filed as Exhibit 6.63)

10.32(11)	Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Jörg Schweizer (previously filed as Exhibit 6.64)

10.33(11)	Letter of Intent by and between iQ Power Technology Inc. and Gel Electric Technologies, Inc. (previously filed as Exhibit 6.65)

10.34	Consulting Agreement by and between iQ Power Technology Inc. and Marco Graf v. Matuschka

23.1	Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft

99.1	Section 904 Certification of Chief Executive Officer

99.2	Section 904 Certification of Chief Financial Officer

_________________

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 1, 1999.
(4)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on July 25, 2001.
(6)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001.
(9)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on November 8, 2002.
(11)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

SECTION 302 CERTIFICATION

I, Peter E. Braun, certify that:

        1.       I have reviewed this annual report on Form 10-KSB of iQ Power Technology Inc.;

        2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.      Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

        5.                The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter E. Braun Peter E. Braun Chief Executive Officer	April 14, 2003

SECTION 302 CERTIFICATION

I, Marco Graf v. Matuschka, certify that:

        1.         I have reviewed this annual report on Form 10-KSB of iQ Power Technology Inc.;

        2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.       Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

        5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marco Graf v. Matuschka Marco Graf v. Matuschka Chief Financial Officer	April 16, 2003