Form 10QSB
period 2003-03-31
IQ POWER TECHNOLOGY INC
filed 2003-05-15
CIK 1072667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 000-26165

IQ POWER TECHNOLOGY INC.
(Exact name of small business issuer as specified in its charter)

CANADA (Jurisdiction of Incorporation	NOT APPLICABLE (I.R.S. Employer Identification No.)

Erlenhof ParkInselkammer
Strasse 4
D-82008 Unterhaching, Germany
(Address of principal executive offices)

+ 49 89 614 483 10
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [  ]

        The number of outstanding common shares, without par value, of the registrant at May 6, 2003 was 22,072,188.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

iQ POWER TECHNOLOGY INC.

FORM 10-QSB

TABLE OF CONTENTS

Item 1. Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002

ASSETS

Current Assets
Cash and cash equivalents	174	331
Receivable from related parties	77	77
Other receivables	113	100
Prepaids and deposits	115	39
Other current assets	125	120

Total current assets	604	667
Non-current Assets
Equipment, net	434	448

Total non-current assets	434	448

TOTAL ASSETS	1,038	1,115

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Bank overdraft	33	16
Accounts payable	554	537
Accrued payroll and employees benefits	215	82
Accrued liabilities	161	148

Total current liabilities	963	815

TOTAL LIABILITIES	963	815

SHAREHOLDERS' EQUITY

Authorized:
An unlimited number of common shares of no par value
Issued and outstanding:
20,348,227 common shares at December 31, 2002
21,432,372 common shares at March 31, 2003	10,939	10,576
Capital surplus/Additional paid-in	1,571	1,571
Accumulated other comprehensive (loss) income	(544)	(446)
Accumulated deficit, during development stage
(after loss allocation to silent partners)	(11,891)	(11,401)

TOTAL SHAREHOLDERS' EQUITY	75	300

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,038	1,115

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	Cumulative from date of inception to March 31, 2003	Three months ended March 31, 2003	Three months ended March 31, 2002

SALES AND OTHER REVENUE	182	--	--

EXPENSES
Research and development expenses
Personnel (incl. stock based compensation)	3,864	180	108
Laboratory	1,591	70	70
Office & Travel	605	6	15
Consulting services	634	8	19
Professional fees	869	8	18

Total Research & Development expenses	7,563	272	230
Marketing and general & administrative expenses
Personnel (incl. stock based compensation)	1,426	48	33
Financing	582	7	1
Office & Travel	653	32	29
Consulting services	653	50	33
Professional fees	966	92	18
Management fees	270	18	18
Marketing activities	350	25	21
Investor relations	879	31	84
Research memberships	100	--	--
Provision for investment	150	--	--
Other	192	3	2

Total Marketing and G&A expenses	6,221	306	239

TOTAL OPERATING EXPENSES	13,784	578	469
Interest expense	176	2	1

TOTAL EXPENSES	13,960	580	470
Interest and other income	(149)	(0)	--
(Gain)/loss on foreign exchange	(712)	(90)	42
INCOME/(LOSS) BEFORE INCOME TAX	(12,917)	(490)	(512)
Income tax	--	--	--
NET INCOME/(LOSS)	(12,917)	(490)	(512)

Other comprehensive income (loss)	(544)	(98)	38
COMPREHENSIVE INCOME/(LOSS)	(13,461)	(588)	(474)

Basic and diluted loss per share, on net loss	(1.57)	(0.02)	(0.03)
Basic and diluted weighted average
number of shares outstanding	8,215,555	20,620,396	16,887,648

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	Shares	Amount	Accumulated Additional Paid-In Capital	Accumulated Other" Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance at December 31, 1991	40	$ 60	$ --	$ --	$ (1)	$ 59
Issue of shares						--
Net loss					(9)	(9)

Balance at December 31, 1992	40	60	--	--	(10)	50
Issue of shares						--
Net loss					(7)	(7)

Balance at December 31, 1993	40	60	--	--	(17)	43
Issue of shares						--
Net loss					(193)	(193)
Allocation of loss to atypical shares					37	37

Balance at December 31, 1994	40	60	--	--	(173)	(113)
Issue of shares						--
Net loss					(341)	(341)
Allocation of loss to atypical shares					379	379

Balance at December 31, 1995	40	60	--	--	(135)	(75)
Issue of shares						--
Net loss					(496)	(496)
Allocation of loss to atypical shares					139	139

Balance at December 31, 1996	40	60	--	--	(492)	(432)
Issue of shares						--
Net loss					(597)	(597)
Allocation of loss to atypical shares					312	312

Balance at December 31, 1997	40	60	--	--	(777)	(717)
Issue of shares						--
Net loss					(1,027)	(1,027)
Allocation of loss to atypical shares					228	228
Other comprehensive (loss) -						--
foreign currency translation
adjustments				(94)		(94)

Balance at December 31, 1998	40	60	--	(94)	(1,576)	(1,610)
Reorganization of capital on
reverse acquisition	5,119,960
Deemed issuance of shares on
acquisition of iQ Power
Technology Inc.	4,471,770	5,495				5,495
Stock based compensation			396			396
Exercise of warrants	139,850	349				349
Net loss					(2,157)	(2,157)
Other comprehensive (loss) -
foreign currency translation
adjustments				176		176

Balance at December 31, 1999	9,731,620	5,904	396	82	(3,733)	2,649
Net loss	--	--	--	--	(2,359)	(2,359)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(98)	--	(98)
Exercise of options	15,000	37	--	--	--	37
Stock based compensation	--	--	10	--	--	10

Balance at December 31, 2000	9,746,620	5,941	406	(16)	(6,092)	239
Net loss	--	--	--	--	(3,754)	(3,754)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	42	--	42
Issue of shares	5,203,004	2,132	--	--	--	2,132
Stock based compensation			1,444			1,444
Exercise of options	1,002,500	501	--	--	--	501

Balance at December 31, 2001	15,952,124	$ 8,574	$ 1,850	$ 26	$(9,846)	$ 604
Net loss	--	--	--	--	(1,555)	(1,555)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(472)	--	(472)
Issue of shares	4,376,103	1,992	--	--	--	1,992
Stock based compensation			(279)			(279)
Exercise of options	20,000	10	--	--	--	10

Balance at December 31, 2002	20,348,7	$ 10,576	$ 1,571	$(446)	$(11,401)	$ 300
Net loss	--	--	--	--	(490)	(490)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(98)	--	(98)
Issue of shares	1,084,145	363	--	--	--	363
Stock based compensation			--			--
Exercise of options	--	--	--	--	--	--

Balance at March 31, 2003	21,432,372	$ 10,939	$ 1,571	$(544)	$(11,891)	$ 75

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Unaudited Consolidated Statements of Cash Flows
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	Cumulative from date of inception to March 31, 2003	Three months ended March 31, 2003	Three months ended March 31, 2002

OPERATING ACTIVITIES
Net loss	(12,917)	(490)	(512)
Items not affecting cash
Depreciation and amortization	403	25	25
Stock based compensation	1,692	38	(43)
Changes in non-cash working capital
(Increase) decrease in other receivable	(111)	(1)	(19)
(Increase) decrease in prepaids and deposits	(110)	(75)	(7)
Increase (decrease) in accounts payable	525	31	(15)
Increase (decrease) in accrued liabilities	466	139	(70)
(Increase) decrease in other assets	(105)	(1)	(22)

	(10,157)	(334)	(663)
INVESTING ACTIVITY
Additions to property, plant and equipment	(801)	(4)	(27)

FINANCING ACTIVITIES
Increase of bank overdraft	31	16	--
Increase (decrease) in due to shareholder	138	--	--
Advances received from external parties	295	(32)	4
Cash acquired on business combination	4,718	--	--
Advances from subsidiary	581	--	--
Issue of capital stock	5,059	288	681
Issuance of atypical shares	1,025	--	--

	11,847	272	685
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	889	(66)	(5)

EFFECT OF FOREIGN EXCHANGE MOVEMENT	(715)	(91)	41

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	--	331	451

CASH AND CASH EQUIVALENTS,
END OF PERIOD	174	174	487

See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash and financing activities (in thousands USD):

Shares issued
to agents for finder's fees	37	62
for external stock based compensation	38	63

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

In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at US$0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. In November and December 2002, the Company raised an additional $550,500 in equity capital through the private placement of 1,572,853 units of the Company at US$0.35 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.45.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

2.	CONTINUING OPERATIONS (Continued)

In February 2003, the Company raised an additional $52,500 in equity capital through the private placement of 150,000 units of the Company at US$0.35 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.45.

In February and March 2003, the Company raised an additional $235,500 in capital through the private placement of 735,937 units ot the Company at US$0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42.

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

As of March 31, 2003, the Company’s current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

3.	BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared pursuant to the rules aud regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	SHARE CAPITAL

Authorized

An unlimited number of common shares

Issued and outstanding

	Number of Common shares	Amount ($000)
Balance, January 1, 1998 (iQ Power)	787,896	493
Private placement, issued cash	1,483,874	927

Balance, December 31, 1998	2,271,770	1,420
Shares issued for cash	2,200,000	5,500
Issue costs	--	(653)

Balance, June 17, 1999	4,471,770	6,267
Adjustment for
reverse acquisition on June 17, 1999	--	(6,207)

	4,471,770	60

Issued to effect the reverse acquisition	5,120,000	5,495
Warrants exercised during the year	139,850	349

Balance, December 31, 1999	9,731,620	5,904
Options exercised during the year	15,000	37

Balance, December 31, 2000	9,746,620	5,941
Private placements, issued for cash (incl. Finder's Fees)	4,597,944	1,714
Shares issued for conversion of debt	400,000	200
Shares issued for external stock based compensation	205,060	218
Options exercised during the year	1,002,500	501

Balance, December 31, 2001	15,952,124	8,574
Private placements, issued for cash (incl. Finder's Fees)	4,225,853	1,881
Shares issued for external stock based compensation	150,250	111
Options exercised during the year	20,000	10

Balance, December 31, 2002	20,348,227	10,576
Private placements, issued for cash (incl. Finder's Fees)	993,079	325
Shares issued for stock based compensation	91,066	38

Balance, March 31, 2003	21,432,372	10,949

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

The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 4,714,000 common shares for issuance under the Stock Option Plan. Thereof 30,000 options were granted in the first quarter 2002 with an exercise price of $1.00. In the second quarter of 2002, 20,000 shares were issued on the exercise of stock options granted under the stock option plan. During the first quarter of 2003, no shares have been issued on the exercise of stock options granted under the stock option plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

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

SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the years ended December 31, 2002 and 2001, the Company issued options to individuals other than employees and directors, which under SFAS No. 123 are recognised as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.

On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. On January 18, 2002, the Board of Directors decreased the exercise price of the 1,415,000 options granted under the Plan on June 28, 2001, from $1.37 to $1.00. Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior to the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification. According to APB 25 the Company recorded no stock based compensation in the first quarter of 2003.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All amounts below are in $000's except per share data.

	Three months ended March 31, 2003	Three months ended March 31, 2002

Net loss
As reported	$ (491)	$(512)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards net of related tax effects	$ --	$(53)

Pro forma net loss	$ (491)	$(565)
Loss per share (basic and diluted)
As reported	$ (0.02)	$(0.0	2)
SFAS No. 123 pro forma	$ --	$ --

Pro forma net loss	$ (0.02)	$(0.0	2)

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	SHARE CAPITAL (Continued)

The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the three months ended March 31, 2002 was $0.32 per share. The fair value of these options was estimated at the date of grant using a weighted average volatility factor of 85%, a dividend yield of 0%, a weighted average expected life of the stock options of 3 years, and a risk free interest rate of 3.43%. For the three months ended March 31, 2003, no stock options were granted to employees.

(b)	Incentive Share Plan

In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, and employees of the Company and its subsidiary as an incentive. The number of shares set aside for issue under the incentive share plan is 2,500,000 common shares. No incentive shares have been granted under this plan as of March 31, 2003.

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

(e)	Issuance of shares due to private placements

In November 2002, the Company announced another private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.45. Thereof 1,572,853 units for proceeds of $550,500 were issued in November and December 2002. Additional 150,000 units for proceeds of $52,500 were issued in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 107,142 common shares. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The finder’s fees were paid out in February 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2002
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	SHARE CAPITAL (Continued)

The combined fair value of the attached warrants as of the date of the private placement was approximately $235,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

In February and March 2003, the Company issued 735,937 units of the Company at $0.32 per unit for proceeds of $235,500, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

The combined fair value of the attached warrants as of the date of the private placement was approximately $72,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

(f)	Issuance of shares due to consulting agreements

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of March 31, 2003, the Company had issued Joerg Schweizer 56,300 common shares under the agreement.

In August 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares, issuable as follows: The first issuance of 25,000 shares in October 2002, additional 20,000 shares in December 2002, the last installment of 20,000 shares in March 2003. As of March 31, 2003, the Company had issued Andreas Gloetzl all 65,000 common shares under the agreement.

In November 2002, the Company entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services. Of the consulting fee, one half is payable by issuing 3,333 common shares. The agreement had an initial term ending March 31, 2003, and renewable on a quarterly basis thereafter. As of March 31, 2003, the Company had issued Marco Graf von Matuschka 11,666 common shares under the agreement.

5.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements comprised:

(a)	Management fees for the three months ended March 31, 2003 of $18.000 (2002 — $18,000) were paid to a company with a common director.

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

(d)	As of March 31, 2003, the Company has receivables of $77,000 in connection with loan agreements with three shareholders, two of which are directors of the Company. These loans date from prior years.

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

In September 2002, the Company announced that it has entered into a letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc. (Gel) headquartered in Los Angeles, California, USA. In the course of this agreement iQ Power made a prepayment of $150,000 to Gel in the year ended 2002. Gel is obligated to reimburse the prepayment by notice of iQ Power. In January 2003, the Company made an additional prepayment of $75,000 to Gel. The Company has decided to reserve $150,000 of the prepayments a provision for investment due to the weak financial position of Gel and the likelyhood that it may be unable to reimburse the prepayment on demand. The reserve was accounted for in the yaer ended 2002.

8.	SUBSEQUENT EVENT

Subsequent events not made elsewhere in the financial statements include:

Subsequent to the quarter ended March 31, 2003, the Company raised an additional $197,200 in equity capital through the private placement of 616,250 units of the Company at US$0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter “iQ Germany” or “iQ Battery”), (hereinafter collectively, referred to as “iQ Power” and “the Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company’s limited operating history; risks related to delays in developing, marketing and commercializing the Company’s batteries; lengthy development and sales cycles related to the commercialization of battery technologies; the Company’s dependence upon a relative concentration of customers in the automotive and battery manufacturing industries; competition in the battery industry and competing battery technologies; risk related to the development of the Company’s battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company’s technologies or the may render its technologies obsolete; dependence on selected vertical markets within the automotive and battery manufacturing industries; general economic risks that may affect the demand for automotive batteries; the Company’s reliance on third-party marketing relationships and suppliers; the Company’s ability to protect its intellectual property rights; risks related to the Company’s proposed acquisitions and the other risks and uncertainties described under “Business — Risk Factors” in Part I of the Company’s Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 16, 2003.

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

The Company is an early stage company and its principal activity to date has been research and development. The Company has not derived revenues from operations. The Company initially planned to begin manufacturing its MagiQTM battery during the second half of 2002, with plans to begin marketing the battery in the fourth quarter of 2002. The Company completed an initial production run of its MagiQTM battery in April, 2002. The Company conducted tests on this initial production run and determined that one of the external components did not meet the Company’s quality standards. All other performance criteria for the MagiQTM battery met or exceeded the Company’s specifications in these tests. The manufacturer of the component was required to re-engineer its manufacturing process to meet the Company’s quality standards. This process has caused a substantial month delay in manufacturing the Company’s initial commercial run of the MagiQTM battery and the delivery of batteries to automobile manufacturers for final testing. The Company will be required to raise additional capital for working capital purposes until sufficient revenues can be generated from the sales of the MagiQTM battery or licensing of the technology. The Company does not anticipate it will generate any revenues from the sale of MagiQTM batteries until at least the second half of 2003, assuming adequate financing is available to commercialize the Company’s MagiQTM batteries. See “Need for Additional Capital,” below.

The Company currently has no service or licensing agreements in place and the Company does not anticipate that it will receive any material revenues from the sale of batteries or from service or license arrangements during 2003. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

During the third quarter 2002, the Company entered into a letter of intent (“LOI”) to acquire all of the assets of Gel Electric Technologies, Inc. (“Gel”), a company engaged in the business of manufacturing batteries. Gel manufactures specialized automotive and storage batteries using sealed VRLA gelled-electrolyte (GEL), sealed VRLA starved-electrolyte (AGM), and sealed lead acid flooded (WET) technologies. These batteries are generally more efficient than batteries that use a conventional liquid acid compound. The Company believes that it may be able to integrate its existing iQ battery technologies into the batteries manufactured by Gel to make them even more efficient. The Company had anticipated that it would acquire the assets and business of Gel as a going concern. In connection with the LOI, the Company advanced a bridge loan to Gel in the amount of $150,000 in 2002 and an additional $75,000 in the first quarter of 2003. The terms of the LOI contemplated that the Company would acquire the assets of Gel for $2,250,000, payable (i) $250,000 in cash at closing; (ii) a promissory note in the principal amount of $1,750,000, payable in five equal annual principal installments of $350,000, plus accrued interest on the remaining principal balance of 10% per annum; and a promissory note in the principal amount of $250,000, without interest, payable on the sixth anniversary of the closing. The Company’s obligations would be secured by a security interest in the assets acquired from Gel. The acquisition was subject to the completion of due diligence, including an environmental study, and the negotiation of a definitive agreement. The LOI expired prior to negotiation of a definitive agreement with Gel. The parties are continuing negotiations and due diligence related to the proposed acquisition although they are restructuring the formal acquisition agreement and acquisition costs to address certain concerns of the parties. There can be no assurance that the acquisition will be completed or, if completed, that any synergies would exist between Gel’s batteries and the iQ technologies. The Company anticipates that it will be required to raise additional capital to complete the acquisition. See “Need for Additional Capital,” below.

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

Critical Accounting Policies

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

Related Party Transactions

Financial Reporting Release (FRR) No. 61, “Effects of transactions with related and certain other parties,” requires all companies to include a discussion of all material transactions with related and certain other parties to the Company. As discussed in Note 5 of the financial statements.

The Company's Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues.     No revenues were recorded in either the three month period ended March 31, 2003 or the three month period ended March 31, 2002. The Company only recently delivered a limited number of our MagiQTM batteries for a pilot program that is the first step in the Company’s plan to commercialize MagiQTM batteries. The Company does not anticipate that it will generate any significant revenues from the sale of MagiQTM batteries until it successfully introduces MagiQTM batteries to a broad commercial market or one or more manufacturers install MagiQTM batteries as original manufacturer equipment in their vehicles, assuming the Company can raise sufficient financing to commercialize its MagiQTM batteries.

Total Operating Expenses. The Company had total operating expenses of $578,000 for the three month period ended March 31, 2003, compared to $469,000 for the same period in 2002. Total operating expenses for the three month period ended March 31, 2003 included research and development expenses of $272,000 ($230,000 – 2002) and marketing and general and administrative expenses of $306,000 ($239,000 – 2002). Total operating expenses increased by $109,000 or 23% for the three month period ended March 31, 2003, compared to the same period in 2002. The primary factors contributing to increased operating expenses were a reversal of non-cash stock-based compensation expenses in the three month period ended March 31, 2002, the strengthening of the Euro versus the US dollar, and an increase in professional fees in general and administration.

Research and Development Expenses. Research and development expenses in total were $272,000 for the three months ended March 31, 2003 compared to $230,000 for the same period in 2002, an increase of $42,000 or 18%. Research and development personnel costs increased by $72,000 from $108,000 for the first quarter in 2002 to $180,000 for the first quarter in 2003. The reversal of stock-based compensation expenses in the three month period ended March 31, 2002 accounted for $32,000 of the total increase in personnel related expenses (no expenses related to stock-based compensation were incurred in 2003); an additional increase of $30,000 was due to the exchange rate difference of the Euro versus the US dollar in the two compared periods. Laboratory expenses related to research and development were approximately the same at $70,000 for the three months ended March 31, 2003 and for the comparable period in 2002. Research and development office & travel expenses decreased from $15,000 for the three month period ending March 31, 2002 to $6,000 for the same period in 2003. Consulting services decreased from $19,000 for the first quarter in 2002 to $8,000 for the first three months in 2003, as the Company incurred expenses for consulting services related to its quality assurance certification process in the first quarter of 2002. The Company’s professional fees associated with research and development decreased to $8,000 in the first quarter of 2003, compared to $18,000 in 2002.

We anticipate that research and development expenses will be slightly higher in 2003 as we continue development of our BEM-Battery Energy Manager® and SEM-Smart Energy Manager® technologies. See “Plan of Operation.”

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $306,000 for the three month period ended March 31, 2003 from $239,000 for the same period in 2002, an increase of $67,000 or 28%. Personnel related expenses increased $15,000 to $48,000 for the three month period ended March 31, 2003 from $33,000 for the same period in 2002. The reversal of stock-based compensation expenses in the three month period ended March 31, 2002 accounted for $11,000 of the total increase in personnel related expenses (no expenses related to stock-based compensation were incurred in 2003). Professional fees increased significantly to $92,000 for the first quarter in 2003, compared to $18,000 for the first quarter in 2002 due to the Company’s intensified negotiations related to the acquisition of Gel and due to auditing fees and legal expenses related to our Securities and Exchange Commission filings. Investor relations expenses decreased to $31,000 for the three months ended March 31, 2003, from $84,000 for the same period in 2002, a decrease of $53,000. This decrease in investor relations expense resulted from the restructuring of investor relations agreements in 2002. Consulting fees increased $17,000 to $50,000 for the three months ended March 31, 2003, from $33,000 for the three months ended March 31, 2002, as the Company increased its use of consultants to assist it with business development and capital raising efforts. Other expenses related to marketing and general and administration for the quarter ended March 31, 2003 included: increased office & travel expenses at $32,000 ($29,000 – first quarter 2002); increased marketing activities at $25,000 ($21,000 – first quarter 2002); management fees at $18,000 ($18,000 – first quarter 2002); and all other expenses at $10,000 ($3,000 – first quarter 2002).

The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase during 2003 as it plans to increase marketing efforts to introduce and commercialize the MagiQTM battery. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies.

Net Loss. The Company incurred a net loss of $490,000 or $0.02 per share for the first quarter of 2003, compared to a net loss of $512,000 or $0.03 per share during the same period in 2002. The Company incurred a gain on foreign exchange of $90,000 for the three months period ended March 31, 2003, compared to a loss on foreign exchange of $42,000 for the same period in 2003.

The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQTM battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful. The MagiQTM battery is being manufactured by a third-party manufacturer for limited sales in Europe, which is anticipated to begin in late 2003, assuming adequate financing is available. There can be no assurance that the Company’s efforts to commercialize the MagiQTM battery will be successful or that we will not experience delays in introducing our battery to the market.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to March 31, 2003, the Company had raised approximately $12,000,000 (net of issuance costs) from the sale of such securities. As of March 31, 2003, the Company had cash and cash equivalents of $174,000, compared to $331,000, at December 31, 2002. The Company had a working capital deficit of $359,000 at March 31, 2003, compared to a working capital deficit of $148,000 at December 31,2002. In light of the Company’s working capital position and prospects at December 31, 2002, the Company’s auditors expressed substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, and do not reflect adjustments to the carrying value of assets and liabilities, the reported expenses and balance sheet classifications that would be necessary if the appropriateness of the going concern assumption were not appropriate. Such adjustments could be material.

In January 2003, the Company advanced Gel $75,000 under the terms of the letter of intent in connection with the Company’s proposed acquisition of substantially all of the assets of Gel. This obligation is evidenced by a demand promissory note bearing interest at the rate of 6% per annum.

In November 2002, the Company announced another private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45. The Company issued 1,572,853 units for proceeds of $550,500 in November and December 2002. The Company issued an additional 150,000 units for proceeds of $52,500 in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 107,142 common shares. The finder’s fees were paid in February 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

In February and March 2003, the Company issued 735,937 units of the Company at $0.32 per unit for proceeds of $235,500, each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Subsequent to the quarter ended March 31, 2003, the Company raised an additional $197,200 in equity capital through the private placement of 616,250 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

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

Currently, the Company is investigating investment opportunities such as an investment in Gel, a North American based battery manufacturer and possible plans to build a production facility in Germany. The Company currently does not have sufficient cash or working capital to pursue on either of these opportunities. The Company currently has commitments in the form of letters of intent for government subsidies and credit financing for the building of a manufacturing plant in Germany. Both opportunities are dependent on the availability of equity or debt financing to the Company on acceptable terms. The successful completion of the financing cannot be guaranteed.

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

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The shares are anticipated to be issued in reliance upon an exception from the registration requirement of the Securities Act under Regulation S. The agreement has an initial term of 12 months. As of March 31, 2003, the Company had issued Joerg Schweizer 56,300 common shares under the agreement.

In August 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares, issuable as follows: The first issuance of 25,000 shares in October 2002, additional 20,000 shares in December 2002, the last installment of 20,000 shares in March 2003. The shares are anticipated to be issued in reliance upon an exception from the registration requirement of the Securities Act. As of March 31, 2003, the Company had issued Andreas Gloetzl all 65,000 common shares under the agreement.

In November 2002, the Company entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services. Of the consulting fee, one half is payable by issuing 3,333 common shares. The agreement had an initial term ending March 31, 2003, and renewable on a quarterly basis thereafter. As of March 31, 2003, the Company had issued Marco Graf von Matuschka 11,666 common shares under the agreement.

The Company’s capital requirements depend on several factors, including the success and progress of its product development programs, the resources it devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company in the past has, and in the future expects to, devote substantial cash and other resources to research and development efforts. The Company will also require additional capital if it completes the Gel acquisition or undertakes to build or acquire a battery manufacturing facility, for which there is no assurance. The Company cannot adequately predict the amount and timing of its future cash requirements.

The Company will consider collaborative research and development arrangements with strategic partners and additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require it to relinquish rights to some of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company’s ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as its business performance.

Plan of Operation

The Company has been actively undertaking the following initiatives:

The Company completed development of the MagiQ battery and started initial pilot production. The Company refined contracts with all suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs. The Company completed test run programs to establish effective quality control programs, but experienced delays caused by set backs in one specific component.

The Company is currently examining mass production options to expand its production capacities in the future. The Company also completed a risk management analysis and are negotiating with battery manufacturers to expand its production.

The Company entered into a non-binding letter of intent for the acquisition of the business and assets of Gel, a battery manufacturer headquartered in Los Angeles, California. The LOI expired prior to completion of the formal agreement with Gel. The parties are continuing negotiations and due diligence related to the proposed acquisition although they are restructuring the formal acquisition agreement and acquisition costs to address certain concerns of the parties.

In addition, the Company has entered into a letter of intent with the City of Hof, Germany, to pursue the opportunity to built a pilot production plant as part of an automotive cluster that the Bavarian State plans to locate there. In that context, the Company had filed an application for government funds in April, 2002, and has been negotiating financings with numerous banks and investment firms, resulting in the issuance of a letter of intent by two major German banks for the loan financing portion of the investment. The Company will need to raise additional capital in addition to the bank financing to pursue this opportunity.

In September 2000, The Company showed our SEM Smart Energy Management™ application together with DaimlerChrysler at the International Auto Show for Trucks in Frankfurt. This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler’s intelligent Powertrain X-by-wire concept. The project, called project PEIT (Powertrain Equipped with Intelligent Technology), was launched during the third quarter of 2001. The Company is responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture for the project. Other participants in the project PEIT include: Knorr Bremse, Diehl Avionic Systeme and Continental AG. In September 2002, one vehicle was integrated into a fixed test stand, with full functionality to emulate drives, and another vehicle intended for street tests is currently being built. iQ has delivered its smart batteries equipped with the iQ modules and an additional electronic for data recording and storage. iQ is in the process of completing the design of the Energy managing unit for the project.

In Spring 2002, The Company’s Management was nominated by Ernst & Young, Germany for the award “Entrepreneur of the Year 2002” and in September received the award of “Finalist”.

Since the first fiscal quarter of 2000, the Company has been invited to present its technology on several international conferences and to submit several technical papers. The Company continues to negotiate with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of its products and/or its technology.

As part of the Company’s strategic plan, over the next 12 months, we intend to undertake the following activities:

Research and Development

•	intensify the Company’s research and development operations on the SEM and BEM product family designs;
•	complete and continuously improve the MagiQTM product family designs;
•	finalize a third party testing and validation program;
•	continue joint research activities with car makers in various x-by-wire programs;
•	continue state of charge (SOC) and state of health (SOH) software and implementation development; and
•	expedite activities in the field of power line communication with the DC-BUS technology.

The Company anticipates that it will spend approximately $850,000 on research and development for the fiscal year ending December 31, 2003.

Production

•	commence the mass-production of our MagiQTM battery;
•	continue the assessment and the qualification of additional manufacturing sites for the production of the MagiQTM battery designs;
•	enter into joint ventures, partnership agreements, cooperation agreements or similar agreements with battery manufacturers;
•	assess options to operate own manufacturing sites;
•	enforce quality management and assurance programs of supplier’s and internal workflows;
•	continuously improve production processes, optimize cost structure, and increase product quality; and
•	implement adequate software tools for production planning and scheduling (PPS) and enterprise resource planning (ERP)

The Company anticipates that it will spend approximately $600,000 on production related costs and planning activities for the fiscal year ending December 31, 2003.

The Company’s production activities are expected to increase substantially in the event that the Gel acquisition is completed. There can be no assurance that such acquisition will be completed.

Marketing

•	expand marketing activities of our MagiQTM battery system;
•	market the MagiQTMbattery system to Original Equipment Manufacturers (OEM) customers and After Market (AM) distributors;
•	market the iQ technology and the Company’s software as SOC and SOH status indications solutions for batteries to car manufacturers and their Tier 1 suppliers;
•	enter into customization programs with customers of the automotive industry and other industries to apply the Company’s technology for energy storage (MagiQTM) to their individual demand; and
•

enter into development contracts with customers of the automotive industry and other industries to apply the Company’s technology for energy management solutions (BEM, SEM) to their individual demand with the goal of producing and supplying the products to those customers.

The Company anticipates that it will spend approximately $300,000 on marketing and sales for the fiscal year ending December 31, 2003.

Financial

•

seek additional financing to expand the Company’s operations and to acquire an interest in or form a strategic alliance with a battery manufacturer, so that time-to-market of our first generation of products can be reduced; and

•	generate turnover from the sales of the Company's products.

The Company anticipates that it will expend approximately $150,000 on capital raising efforts during 2003.

Administrative and General Operating

•	intensify business development activities towards corporations and alliances;
•	implement additional corporate governance structures in order to respond to increased internal and external needs;

•	continuously improve public awareness through investor and public relations activities in accordance with the Company’s development; and
•	adjust structure of the company organization and work flows along company growth and expansion.

The Company estimates that its general administrative and operating budget will be approximately $900,000 during our fiscal year ending December 31, 2003.

Need for Additional Capital

The Company anticipates that its total operating budget for fiscal year ending December 31, 2003 will be approximately $2,800,000. The Company anticipates that it will require additional financing of approximately $2,300,000 to $2,600,000 to satisfy its working capital requirements through December 31, 2003.

In the event that the Company acquires its own production facilities, its total budget for the fiscal year ended 2003 is expected to increase significantly.

The Company is in the process of completing a private placement to non-U.S. persons outside the United States to raise $700,000. In the first quarter of 2003, the Company received approximately $430,000 in connection with this private placement. There can be no assurance that the Company will be able to close the balance of the private placement. In addition, the Company will need to raise additional capital in the near future to continue as a going concern. See “Liquidity and Capital Resources” above. The Company may experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events that will increase the Company’s need to raise additional financing. The Company cannot assure you that it will be able to obtain more financing or that, if it does, it will be on favorable terms or on a timely basis.

If the Company is unable to raise additional financing on acceptable terms, it may be required to take some or all of the following:

•	reduce expenditures on research and development;
•	reduce sales and marketing expenditures;\
•	reduce general and administrative expenses through lay offs or consolidation of its operations;
•	suspend its participation in pilot programs that are not economically profitable;
•	sell assets, including licenses to its technologies;
•	suspend its operations until sufficient financing is available; or
•	sell or wind up and liquidate its business.

Any of these actions may affect the Company’s ability to offer competitive products or compete in the market. The Company’s inability to offer a competitive product or to effectively compete will affect its ability to continue as a going concern.

Personnel

The Company does not expect any significant changes in its personnel strategy over the next twelve months. However, if the Gel acquisition is completed, the overall number of employees of the Company will increase by approximately 20 employees due to the inclusion of the Gel workforce. The Company’s personnel strategy is to maintain its research and development capabilities and the Company may hire personnel in marketing and sales once the commercial production of the MagiQTM battery is commenced.

Other Trends and Uncertainties

Foreign Currency Translation Risk

US dollars forwarded to our German subsidiary are translated into Euros for German accounting purposes as soon as the funds are used for their operations. In the consolidation process these loans are translated back into US dollars resulting in foreign exchange gains or losses at the Company’s German subsidiary. In the first quarter of 2003, due to the strengthening of the Euro versus the US dollar, the Company incurred foreign exchange gains of $90,000. The Company believes its risk of foreign currency translation is limited to these inter-company transactions. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

Going Concern

The Company is still in the development stage and could fail before implementing its business strategy. The Company may continue to incur net losses for the foreseeable future and the Company has prepared the accompanying financial statements assuming that it will continue as a going concern. The Company’s auditors have expressed uncertainty as to the Company’s ability to remain a going concern. In connection with our 2002 Annual Report on Form 10-K, the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern. See “Item 7. Financial Statements — Note 2.” of the Company’s Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 16, 2003.

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

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2003, there is no material litigation pending against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Sales of Unregistered Securities.

As of March 31, 2003, the Company had issued Joerg Schweizer, a non-U.S. person outside the United States, 56,300 common shares under the terms of a Financial Public Relations Adviser Consulting Agreement. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act under Regulation S.

As of March 31, 2003, the Company had issued Andreas Gloetzl, a non-U.S. person outside the United States, 65,000 common shares under the terms of a Media Relations Consulting Agreement. The shares were issued by the Company as follows: 25,000 shares in October 2002, 20,000 shares in January 2003, and 20,000 shares in March 2003. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act available under Regulation S.

As of March 31, 2003, the Company had issued Marco Graf von Matuschka, a non-U.S. person outside the United States, 11,666 common shares under the terms of an Officer Engagement Agreement. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act available under Regulation S.

In November 2002, the Company announced another private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45. The Company issued 1,572,853 units for proceeds of $550,500 in November and December 2002. The Company issued an additional 150,000 units for proceeds of $52,500 in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 107,142 common shares. The finder’s fees were paid in February 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

In February and March 2003, the Company issued 735,937 units of the Company at $0.32 per unit for proceeds of $235,500, each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Subsequent to the quarter ended March 31, 2003, the Company raised an additional $197,200 in equity capital through the private placement of 616,250 units of the Company at US$0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42. The subscribers to the private placement and the finder were non-U.S. persons outside the United States and the offering was conducted pursuant to Regulation S as promulgated by the United States Securities and Exchange Commission.

Additional information regarding the Company’s issuance of unregistered securities during the past three fiscal years is contained in the Company’s annual reports on Form 10-KSB for the years ended December 31, 2002 and 2001 under “Item 5. Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” filed with the United States Securities and Exchange Commission. The information contained under Item 5. “Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” of the

Company’s annual report on Form 10-KSB for the year ended December 31, 2001 is hereby incorporated by reference to this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Shareholders during the quarter ended March 31, 2003.

ITEM 5.  OTHER INFORMATION

On March 10, 2003, John Larson resigned as a member of our audit committee, and on April 21 2003, John Lawson resigned as a director of the Company.

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

10.18(1)	Agreement by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated October 9, 1998 (Translated to English)(previously filed as Exhibit 6.30)

10.19(1)	1998 Stock Option Plan (previously filed as Exhibit 6.31)

10.20(1)	Form of Stock Option Agreement (previously filed as Exhibit 6.32)

10.21(1)	Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.34)

10.22(1)	Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun (previously filed as Exhibit 6.35)

10.23(1)	Patent Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.36)

10.24(3)	Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH(previously filed as Exhibit 6.40)

Exhibit No.	Description

10.25(4)

Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001 (previously filed as Exhibit 6.49)

10.26(5)	Amendment No. 3 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.50)

10.27(5)	iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.51)

10.28(8)	European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001. (previously filed as Exhibit 6.57)

10.29(10)	Amendment No. 4 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.61)

10.30(10)	Amendment No. 1 to iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.62)

10.31(11)	Media Relations Consulting Agreement by and between iQ Power Technology Inc. and Andreas Gloetzl (previously filed as Exhibit 6.63)

10.32(11)	Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Jörg Schweizer (previously filed as Exhibit 6.64)

10.33(11)	Letter of Intent by and between iQ Power Technology Inc. and Gel Electric Technologies, Inc. (previously filed as Exhibit 6.65)

10.34	Consulting Agreement by and between iQ Power Technology Inc. and Marco Graf v. Matuschka

99.1	Section 904 Certification of Chief Executive Officer

99.2	Section 904 Certification of Chief Financial Officer

_________________

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 1, 1999.
(4)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on July 25, 2001.
(6)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001.
(9)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on November 8, 2002.
(11)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.

(12)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2002.

(b)	Reports on Form 8-K.

None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003.

IQ POWER TECHNOLOGY INC. By: /s/ Peter E. Braun Peter E. Braun, President and Chief Executive Officer (Principal Executive Officer)

IQ POWER TECHNOLOGY INC. By: /s/ Marco Graf von Matuschka Marco Graf von Matuschka, Chief Financial Officer

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

        b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter E. Braun Peter E. Braun, Chief Executive Officer

May 15, 2003

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

       b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marco Graf von Matuschka Marco Graf von Matuschka, Chief Financial Officer

May 15, 2003