Form 10QSB
period 2003-06-30
IQ POWER TECHNOLOGY INC
filed 2003-08-13
CIK 1072667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        The number of outstanding common shares, without par value, of the registrant at August 4, 2003 was 24,396,564.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

iQ POWER TECHNOLOGY INC.

FORM 10-QSB

TABLE OF CONTENTS

Item 1.    Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2003

ASSETS

Current Assets
Cash and cash equivalents	376	331
Receivable from related parties	64	77
Other receivables	124	100
Prepaids and deposits	115	39
Other current assets	248	120

Total current assets	927	667

Non-current Assets
Equipment, net	422	448

Total non-current assets	422	448

TOTAL ASSETS	1,349	1,115

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Bank overdraft	4	16
Accounts payable	744	537
Accrued payroll and employees benefits	219	82
Advances	51	32
Accrued liabilities	129	148

Total current liabilities	1,147	815

TOTAL LIABILITIES	1,147	815

SHAREHOLDERS' EQUITY

Authorized:
An unlimited number of common shares of no par value
Issued and outstanding:
20,348,227 common shares at December 31, 2002
23,606,004 common shares at June 30, 2003	11,593	10,576
Capital surplus/Additional paid-in	2,064	1,571
Accumulated other comprehensive (loss) income	(799)	(446)
Accumulated deficit, during development stage
(after loss allocation to silent partners)	(12,656)	(11,401)

TOTAL SHAREHOLDERS' EQUITY	202	300

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,349	1,115

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

	Shares	Amount	Accumulated Additional Paid-In Capital	Accumulated Other" Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance at December 31, 1991	40	$ 60	$ --	$ --	$ (1)	$ 59
Issue of shares						--
Net loss					(9)	(9)

Balance at December 31, 1992	40	60	--	--	(10)	50
Issue of shares						--
Net loss					(7)	(7)

Balance at December 31, 1993	40	60	--	--	(17)	43
Issue of shares						--
Net loss					(193)	(193)
Allocation of loss to atypical shares					37	37

Balance at December 31, 1994	40	60	--	--	(173)	(113)
Issue of shares						--
Net loss					(341)	(341)
Allocation of loss to atypical shares					379	379

Balance at December 31, 1995	40	60	--	--	(135)	(75)
Issue of shares						--
Net loss					(496)	(496)
Allocation of loss to atypical shares					139	139

Balance at December 31, 1996	40	60	--	--	(492)	(432)
Issue of shares						--
Net loss					(597)	(597)
Allocation of loss to atypical shares					312	312

Balance at December 31, 1997	40	60	--	--	(777)	(717)
Issue of shares						--
Net loss					(1,027)	(1,027)
Allocation of loss to atypical shares					228	228
Other comprehensive (loss) -						--
foreign currency translation
adjustments				(94)		(94)

Balance at December 31, 1998	40	60	--	(94)	(1,576)	(1,610)
Reorganization of capital on
reverse acquisition	5,119,960
Deemed issuance of shares on
acquisition of iQ Power
Technology Inc.	4,471,770	5,495				5,495
Stock based compensation			396			396
Exercise of warrants	139,850	349				349
Net loss					(2,157)	(2,157)
Other comprehensive (loss) -
foreign currency translation
adjustments				176		176

Balance at December 31, 1999	9,731,620	5,904	396	82	(3,733)	2,649
Net loss	--	--	--	--	(2,359)	(2,359)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(98)	--	(98)
Exercise of options	15,000	37	--	--	--	37
Stock based compensation	--	--	10	--	--	10

Balance at December 31, 2000	9,746,620	5,941	406	(16)	(6,092)	239
Net loss	--	--	--	--	(3,754)	(3,754)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	42	--	42
Issue of shares	5,203,004	2,132	--	--	--	2,132
Stock based compensation			1,444			1,444
Exercise of options	1,002,500	501	--	--	--	501

Balance at December 31, 2001	15,952,124	$ 8,574	$ 1,850	$ 26	$(9,846)	$ 604
Net loss	--	--	--	--	(1,555)	(1,555)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(472)	--	(472)
Issue of shares	4,376,103	1,992	--	--	--	1,992
Stock based compensation			(279)			(279)
Exercise of options	20,000	10	--	--	--	10

Balance at December 31, 2002	20,348,727	$ 10,576	$ 1,571	$(446)	$(11,401)	$ 300
Net loss	--	--	--	--	(1,255)	(1,255)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(353)	--	(353)
Issue of shares	3,117,777	961	--	--	--	961
Stock based compensation			493			493
Exercise of options	140,000	56	--	--	--	56

Balance at March 31, 2003	23,606,004	$ 11,593	$ 2,064	$(799)	$(12,656)	$ 202

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

	Cumulative from date of inception to June 30	Three months ended June 30,		Six months ended June 30,
	2003	2003	2002	2003	2002

SALES AND OTHER REVENUE	182	--	--	--	--

GROSS MARGIN

EXPENSES
Research and development expenses
Personnel (incl. stock based compensation)	4,214	345	105	531	213
Laboratory	1,665	71	58	143	126
Office & Travel	613	8	14	14	29
Consulting services	637	2	5	10	24
Professional fees	874	5	16	14	34

Total Research & Development expenses	8,003	431	198	712	426

Marketing and general & administrative expenses
Personnel (incl. stock based compensation)	1,802	374	26	424	59
Financing	583	1	1	8	2
Office & Travel	681	27	21	60	50
Consulting services	663	10	15	60	48
Professional fees	1,029	63	106	156	124
Management fees	288	18	18	36	36
Marketing activities	386	36	39	61	59
Investor relations	905	26	41	57	125
Research memberships	100	--	--	--	--
Provision for investment	150	--	--	--	--
Other	194	2	2	4	4

Total Marketing and G&A expenses	6,781	557	269	866	507

TOTAL OPERATING EXPENSES	14,784	988	467	1,578	933

Interest expense	179	4	1	6	1

TOTAL EXPENSES	14,963	992	468	1,584	934

Interest and other income	(149)	(0)	(1)	(0)	(1)
(Gain)/loss on foreign exchange	(952)	(238)	(341)	(329)	(299)

INCOME/(LOSS) BEFORE INCOME TAX	(13,680)	(754)	(126)	(1,255)	(634)

Income tax	--	--	--	--	--

NET INCOME/(LOSS)	(13,680)	(754)	(126)	(1,255)	(634)

Other comprehensive income (loss)	(800)	(255)	(323)	(353)	(285)

COMPREHENSIVE INCOME/(LOSS)	(14,480)	(1,009)	(449)	(1,608)	(919)

Basic and diluted loss per share, on net loss	(1.50)	(0.04)	(0.01)	(0.06)	(0.04)
Basic and diluted weighted average
number of shares outstanding	9,124,369	21,375,260	17,567,850	22,121,828	17,229,628

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars; all amounts in thousands)
(Unaudited)

	Cumulative from date of inception to June 30,	Six Months ended June 30,
	2003	2003	2002

OPERATING ACTIVITIES
Net loss	(13,680)	(1,255)	(634)
Items not affecting cash
Depreciation and amortization	430	53	52
Stock based compensation	2,254	600	(109)
Changes in non-cash working capital
(Increase) decrease in other receivable	(136)	(26)	(2)
(Increase) decrease in prepaids and deposits	(108)	(73)	(17)
Increase (decrease) in accounts payable	681	188	(75)
Increase (decrease) in accrued liabilities	422	96	(69)
(Increase) decrease in other assets	(216)	(112)	(32)

	(10,353)	(529)	(886)

INVESTING ACTIVITY
Additions to property, plant and equipment	(801)	(5)	(34)

FINANCING ACTIVITIES
Increase of bank overdraft	2	(13)	--
Increase (decrease) in due to shareholder	138	--	--
Advances received from external parties	351	23	4
Cash acquired on business combination	4,718	--	--
Advances from subsidiary	581	--	--
Issue of capital stock	5,643	873	1,467
Issuance of atypical shares	1,025	--	--

	12,458	883	1,471

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	1,304	349	551

EFFECT OF FOREIGN EXCHANGE MOVEMENT	(928)	(304)	(292)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	--	331	451

CASH AND CASH EQUIVALENTS,
END OF PERIOD	376	376	710

See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash and financing activities (in thousands USD):

Shares issued
to agents for finder's fees	94	116
for external stock based compensation	51	90

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
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

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of June 30, 2003, the Company on a consolidated basis has a negative working capital position due to the significant liabilities of its Germany subsidiary, iQ Battery. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In 1999, the Company raised approximately $4,875,000, net of commissions and costs of issue, through the issuance of 2,200,000 shares of common stock pursuant to a Registration Statement on Form SB-1. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. In September 2001, a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. In the fourth quarter of 2001, the Company raised additional funds through the private placement of 1,019,344 units of the Company at $0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for US$1.00 (see note 5(e) for more details on the warrants).

In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.85. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at $0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.65. In November and December 2002, the Company raised an additional $550,500 in equity capital through the private placement of 1,572,853 units of the Company at $0.35 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

2.	CONTINUING OPERATIONS (Continued)

In February 2003, the Company raised an additional $52,500 in equity capital through the private placement of 150,000 units of the Company at $0.35 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45.

From February through June 2003, the Company raised an additional $820,300 in capital through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42.

The subscribers to all private placements were non-U.S. persons outside the United States of America.

The Company has used the proceeds to fund research and development of iQ Battery’s technology, to expand the Company’s marketing and sales activities, to fund the proposed acquisition of certain assets and technology employed by a US-based battery manufacturer in the manufacture of specialized automotive and storage batteries, and for general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

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

As of June 30, 2003, the Company’s current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	SHARE CAPITAL

Authorized

An unlimited number of common shares

Issued and outstanding

	Number of Common Shares	Amount($ 000)
Balance, January 1, 1998 (iQ Power)	787,896	493
Private placement, issued cash	1,483,874	927

Balance, December 31, 1998	2,271,770	1,420

Shares issued for cash	2,200,000	5,500
Issue costs	--	(653)

Balance, June 17, 1999	4,471,770	6,267
Adjustment for
reverse acquisition on June 17, 1999	--	(6,207)

	4,471,770	60

Issued to effect the reverse acquisition	5,120,000	5,495
Warrants exercised during the year	139,850	349

Balance, December 31, 1999	9,731,620	5,904

Options exercised during the year	15,000	37

Balance, December 31, 2000	9,746,620	5,941

Private placements, issued for cash (incl. Finder's Fees)	4,597,944	1,714
Shares issued for conversion of debt	400,000	200
Shares issued for external stock based compensation	205,060	218
Options exercised during the year	1,002,500	501

Balance, December 31, 2001	15,952,124	8,574

Private placements, issued for cash (incl. Finder's Fees)	4,225,853	1,881
Shares issued for external stock based compensation	150,250	111
Options exercised during the year	20,000	10

Balance, December 31, 2002	20,348,227	10,576

Private placements, issued for cash (incl. Finder's Fees)	2,996,479	910
Shares issued for stock based compensation	121,298	51
Options exercised during the year	140,000	56

Balance, June 30, 2003	23,606,004	11,593

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

The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 4,714,000 common shares for issuance under the Stock Option Plan. In the second quarter of 2003, 140,000 shares were issued on the exercise of stock options granted under the stock option plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
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

SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the years ended December 31, 2002 and 2001, the Company issued options to individuals other than employees and directors, which under SFAS No. 123 are recognised as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure — an Amendment of FASB Statement No. 123.

On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. On January 18, 2002, the Board of Directors decreased the exercise price of the 1,415,000 options granted under the Plan on June 28, 2001, from $1.37 to $1.00. On June 6, 2003, the Board of Directors reset the exercise price of all options granted under the Plan to $0.40 per share, a premium to the current market price of the Company’s shares at the time of the repricing.

Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior to the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification. According to APB 25 the Company recorded no stock based compensation in the first quarter of 2003. In the second quarter 2003, US$493,000 of stock based compensation was recognized in the financial statements.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All amounts below are in $000‘s except per share data.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	SHARE CAPITAL (Continued)

	3 months ended June 30, 2003	6 months ended June 30, 2003	3 months ended June 30, 2002		6 months ended June 30, 2002

Net loss
As reported	$ (754)	$ (1.255)	$(126)		$(634)
Add (Deduct): Total stock-based employee
compensation expense determined
under fair value based method for all
awards net of related tax effects	$ 493	$ 493	$(66)		$(129)

Pro forma net loss	$ (261)	$ (762)	$(192)		$(763)

Loss per share (basic and diluted)
As reported	$ (0.04)	$ (0.06)	$(0.0	1)	$(0.0	4)
SFAS No. 123 pro forma	$ 0.03	$ 0.03	$ --		$ --

Pro forma net loss	$ (0.01)	$ (0.03)	$(0.0	1)	$(0.0	4)

The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the three and six months ended June 30, 2002 was $0.32 per share. The fair value of these options was estimated at the date of grant using a weighted average volatility factor of 85%, a dividend yield of 0%, a weighted average expected life of the stock options of 3 years, and a risk free interest rate of 3.43%. For the three and six months ended June 30, 2003, no stock options were granted to employees.

(b)	Incentive Share Plan

In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, and employees of the Company and its subsidiary as an incentive. The number of shares set aside for issue under the incentive share plan is 2,500,000 common shares. No incentive shares have been granted under this plan as of June 30, 2003.

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
For the Quarter Ended June 30, 2003
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

In February through June 2003, the Company raised $820,300 in capital through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 175,900 common shares at a deemed price of $0.32 per share. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The finder’s fees were paid out in June 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

The combined fair value of the attached warrants as of the date of the private placement was approximately $505,000. The fair value was calculated using the Black-Scholes option-pricing model. These warrants were offered in the private placement in order to increase investor interest, align the interest of prospective investors with shareholders, and potentially allow them to invest in the Company at a future date.

(f)	Issuance of shares due to consulting agreements

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of June 30, 2003, the Company had issued Joerg Schweizer 73,200 common shares under the agreement.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

4.	SHARE CAPITAL (Continued)

In August 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement had an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares, issuable as follows: The first issuance of 25,000 shares in October 2002, additional 20,000 shares in December 2002, the last installment of 20,000 shares in March 2003. As of June 30, 2003, the Company had issued Andreas Gloetzl all 65,000 common shares under the agreement. The agreement was not extended.

In November 2002, the Company entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services. Of the consulting fee, one half is payable by issuing 3,333 common shares. The agreement had an initial term ending March 31, 2003, renewable on a quarterly basis thereafter. As of June 30, 2003, the Company had issued Marco Graf von Matuschka 24,998 common shares under the agreement. Marco Graf von Matuschka resigned as the Chief Financial Officer of the Company effective on June 30, 2003, having provided notice of his intention to do so on May 16, 2003.

5.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements comprised:

(a)	Management fees for the three months ended June 30, 2003 of $18,000 (2002 — $18,000) were paid to a company with a common director.

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

(d)	As of June 30, 2003, the Company has receivables of $64,000 in connection with loan agreements with three shareholders, two of which are directors of the Company. These loans date from prior years.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended June 30, 2003
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

In September 2002, the Company announced that it had entered into a letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc. (Gel) headquartered in Los Angeles, California, USA. In the course of this agreement iQ Power made a prepayment of $150,000 to Gel in the year ended 2002. Gel was obligated to reimburse the prepayment by notice of iQ Power. In January 2003, the Company made an additional prepayment of $75,000 to Gel. For the year ended December 31 2002, the Company reserved $150,000 of the prepayments as provision for investment due to the weak financial position of Gel and the likelihood that Gel may be unable to reimburse the prepayment on demand. Notwithstanding these reservations (which deal with the collectibility of the funds advanced rather than the acquisition of the Gel technology and assets) the Company continues to negotiate for the acquisition of the Gel technology and other assets in a manner appropriate to the international business model currently being adopted by the Company. In January 2003, the Company made an additional advance of $75,000 to Gel. In light of the ongoing negotiations, the Company will review any 2003 advances in support of the acquisition of the Gel technology and other assets at the earlier of the end of the negotiations or the current financial year to determine their appropriate financial value to the Company.

8.	SUBSEQUENT EVENT

Subsequent events not discussed elsewhere in the financial statements include:

Subsequent to the completion of this report, the Company has funded the Gel-project with an additional $150,000. This advance is secured through corporate and personal guarantees by recipients.

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

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant’s management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The financial statements of iQ Power are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP). The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

Overview

The Company is an early stage company which was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry and other industries. Since that date, it has been engaged primarily in research and product development efforts. The Company has not derived revenues from operations.

The Company’s primary product is a “smart” automotive starter battery, the MagiQTM battery, which combines several proprietary features designed to optimize automotive starter battery efficiency. The Company initially planned to begin manufacturing and marketing the MagiQTM battery in 2002. However, one of the external components failed to meet the Company’s quality standards during an initial production run of the MagiQTM battery in April 2002. The manufacturer of the component was required to re-engineer its manufacturing process to meet the Company’s quality standards, which caused substantial delays in the Company’s scheduled delivery of batteries to automobile manufacturers for final testing. During the first half of 2003, the Company delivered a limited number of its MagiQTM batteries for a pilot program as the first step in the Company’s plan to commercialize MagiQTM batteries. The Company anticipates that it will begin commercial production of the MagiQTM battery during the fourth quarter of 2003 or first half of 2004, assuming adequate financing is available.

The Company had a working capital deficient of approximately $220,000 at June 30, 2003, and will need to raise additional financing for working capital purposes. The Company does not anticipate it will generate any revenues from the sale of MagiQTM batteries, until at least the fourth quarter of 2003 or the first half of 2004, assuming adequate financing is available and the Company is able to commence commercial production of its batteries. See “Need for Additional Capital,” below.

As part of its battery commercialization strategy, the Company entered into a letter of intent in 2002 to acquire all of the assets of Gel Electric Technologies, Inc. (“Gel”), a company engaged in the business of manufacturing specialized automotive and storage batteries that use sealed VRLA gelled-electrolyte (GEL), sealed VRLA starved-electrolyte (AGM), and sealed lead acid flooded (WET) technologies, for approximately $2,250,000. GEL and AGM batteries are generally more efficient than batteries using conventional liquid acid compounds, however, battery manufacturers have experienced technological difficulties in manufacturing these batteries due to the complexity of the technologies. Gel has developed technologies and processes to manufacture high quality GEL and AGM batteries. Gel currently has a manufacturing facility in California.

Since entering into the letter of intent, the Company advanced Gel $375,000 in interim funding and the Company’s management has conducted due diligence on the assets and technologies of Gel. As a result of the Company’s due diligence, the Company elected not to proceed with the acquisition under the original terms. The Company is currently negotiating to acquire some of the technologies and assets of Gel for approximately $500,000, payable in part from $375,000 the Company has advanced to Gel in interim financing. If the acquisition of the assets and technology is completed, the Company plans to integrate the iQ Power and the Gel technologies to meet a developing market for smart stand-by power sources. There can be no assurance that the Company will acquire these assets as anticipated or that the Company will be able to raise the funds required to acquire the assets should the parties agree on the terms of such acquisition. There also can be no assurance, assuming the assets are acquired, that the Company will be able to exploit the anticipated synergies between the iQ technologies and the acquired Gel technology. The Company anticipates that it will be required to raise additional capital following the acquisition to fully exploit the assets. See “Need for Additional Capital,” below.

The Company anticipates that future revenues, if any, will be derived from the sale of MagiQTM batteries and licensing of its technologies. The Company currently has no service or licensing agreements in place and the Company does not anticipate that it will receive any material revenues from service or license arrangements during 2003. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

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

The Company's Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues.  No revenues were recorded in either the three month period ended June 30, 2003 or the three month period ended June 30, 2002.

Total Operating Expenses. The Company had total operating expenses of $988,000 for the three month period ended June 30, 2003, compared to $467,000 for the same period in 2002. Total operating expenses for the three month period ended June 30, 2003 included research and development expenses of $431,000 ($198,000 – 2002) and marketing and general and administrative expenses of $557,000 ($269,000 – 2002). Total operating expenses increased by $521,000 or 112% for the three month period ended June 30, 2003, compared to the same period in 2002. The primary factors contributing to increased operating expenses were the non-cash stock-based compensation expense in the second quarter 2003 of $493,000, a reversal of non-cash stock-based compensation expenses in the three month period ended June 30, 2002 of $66,000, and the strengthening of the Euro versus the US dollar. The overall effect of the non-cash stock-based compensation accounted for an expense increase of $559,000 in the three month period ended June 30, 2003, compared to the same period in 2002 (see, note 4(a)).

Research and Development Expenses. Research and development expenses in total were $431,000 for the three months ended June 30, 2003 compared to $198,000 for the same period in 2002, an increase of $233,000 or 118%. Research and development personnel costs increased by $240,000 from $105,000 for the second quarter in 2002 to $345,000 for the second quarter in 2003. The stock-based compensation effect accounted for $217,000 of the total increase in personnel related expenses; an additional increase of $30,000 was due to the exchange rate difference of the Euro versus the US dollar in the two compared periods. Laboratory expenses related to research and development increased from $58,000 for the three months ended June 30, 2002 to $71,000 for the comparable period in 2003 which was partly due to the Company’s engagement in the PEIT-Project (see Plan of Operation). Research and development office & travel expenses decreased from $14,000 for the three month period ending June 30, 2002 to $8,000 for the same period in 2003. Consulting services decreased from $5,000 for the second quarter in 2002 to $2,000 for the same period in 2003. The Company’s professional fees associated with research and development decreased to $5,000 in the second quarter of 2003, compared to $16,000 for the same period in 2002.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $557,000 for the three month period ended June 30, 2003 from $269,000 for the same period in 2002, an increase of $288,000 or 107%. Personnel related expenses increased by $348,000 to $374,000 for the three month period ended June 30, 2003 from $26,000 for the same period in 2002. The stock-based compensation effect (a reversal in 2002, an expense in 2003) accounted for $342,000 of the total increase in personnel related expenses. Professional fees decreased to $63,000 for the second quarter in 2003, compared to $106,000 for the second quarter in 2002 due to a decrease in accounting expenses in the second quarter 2003 compared to the same period in 2002. Investor relations expenses decreased to $26,000 for the three months ended June 30, 2003, from $41,000 for the same period in 2002, a decrease of $15,000. This decrease in investor relations expense resulted from the restructuring of investor relations agreements in mid 2002. Other expenses related to marketing and general and administration for the quarter ended June 30, 2003 included: increased office & travel expenses at $27,000 ($21,000 – second quarter 2002); decreased consulting fees at $10,000 ($15,000 – second quarter 2002); decreased marketing activities at $36,000 ($39,000 – second quarter 2002); management fees at $18,000 ($18,000 – second quarter 2002); and all other expenses at $3,000 ($3,000 – second quarter 2002).

The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase during the last half of 2003 and in 2004 as it plans to increase marketing efforts to introduce and commercialize the MagiQTM battery and its other technologies. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies.

Net Loss. The Company incurred a net loss of $754,000 or $0.04 per share for the second quarter of 2003, compared to a net loss of $126,000 or $0.01 per share during the same period in 2002. The Company incurred a gain on foreign exchange of $238,000 for the three months period ended June 30, 2003, compared to a gain on foreign exchange of $341,000 for the same period in 2002.

The Company's Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues.  No revenues were recorded in either the six month period ended June 30, 2003 or the six month period ended June 30, 2002. The Company delivered a limited number of its MagiQTM batteries to automobile manufacturers and industry suppliers for a pilot program as the first step in the Company’s plan to commercialize MagiQTM batteries. The Company does not anticipate that it will generate any significant revenues from the sale of MagiQTM batteries until it successfully introduces MagiQTM batteries to a broad commercial market or one or more car manufacturers install MagiQTM batteries as original manufacturer equipment in their vehicles, assuming the Company can raise sufficient financing to commercialize its MagiQTM batteries.

Total Operating Expenses. The Company had total operating expenses of $1,578,000 for the six month period ended June 30, 2003, compared to $933,000 for the same period in 2002. Total operating expenses for the six month period ended June 30, 2003 included research and development expenses of $712,000 ($426,000 – 2002) and marketing and general and administrative expenses of $866,000 ($507,000 – 2002). Total operating expenses increased by $645,000 or 69% for the six month period ended June 30, 2003, compared to the same period in 2002. The primary factors contributing to increased operating expenses were the non-cash stock-based compensation expense in the second quarter 2003, a reversal of non-cash stock-based compensation expenses in the six month period ended June 30, 2002, and the strengthening of the Euro versus the US dollar. The overall effect of the non-cash stock-based compensation accounted for an expense increase of $602,000 (see, Note 4(a)).

Research and Development Expenses. Research and development expenses in total were $712,000 for the six months ended June 30, 2003 compared to $426,000 for the same period in 2002, an increase of $286,000 or 67%. Research and development personnel costs increased by $318,000 from $213,000 for the first half of 2002 to $531,000 for the first half of 2003. Stock-based compensation accounted for $249,000 of the total increase in personnel related expenses; an additional increase of $67,000 was due to the exchange rate difference of the Euro versus the US dollar in the two periods. Laboratory expenses related to research and development increased from $126,000 for the six months ended June 30, 2002 to $143,000 for the comparable period in 2003 which also was due to the exchange rate difference of the Euro versus the US dollar in the two compared periods. Research and development office & travel expenses decreased from $29,000 for the six month period ending June 30, 2002 to $14,000 for the same period in 2003. Consulting services decreased from $24,000 for the six month period ending June 30, 2002 to $10,000 for the same period in 2003, as the Company had incurred expenses for consulting services related to its quality assurance certification process in the first quarter of 2002. The Company’s professional fees associated with research and development decreased to $14,000 in the first half of 2003, compared to $34,000 in the first half of 2002.

Without taking the stock-based compensation into account, the Company anticipates that research and development expenses will be slightly higher in 2003 as it continues development of its BEM-Battery Energy Manager® and SEM-Smart Energy Manager® technologies. See “Plan of Operation.”

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $866,000 for the six month period ended June 30, 2003 from $507,000 for the same period in 2002, an increase of $359,000 or 71%. Personnel related expenses increased $365,000 to $424,000 for the six month period ended June 30, 2003 from $59,000 for the same period in 2002. The stock-based compensation effect (a reversal in 2002, an expense in 2003) accounted for $353,000 of the total increase in personnel related expenses. Consulting fees increased by $12,000 to $60,000 for the six months ended June 30, 2003, from $48,000 for the six months ended June 30, 2002, as the Company increased its use of consultants to assist it with business development and capital raising efforts. Professional fees increased to $156,000 for the first half of 2003, compared to $124,000 for the first half of 2002 due to the Company’s increased expenses for the negotiations and due diligence related to the acquisition of Gel. Investor relations expenses decreased to $57,000 for the six months ended June 30, 2003, from $125,000 for the same period in 2002, a decrease of $68,000. This decrease in investor relations expense resulted from the restructuring of investor relations agreements in mid 2002. Other expenses related to marketing and general and administration for the six months ended June 30, 2003 included: increased office & travel expenses at $60,000 ($50,000 – first half 2002); management fees at $36,000 ($36,000 – 2002); increased marketing activities at $61,000 ($59,000 – 2002) and all other expenses at $12,000 ($6,000 – 2002).

The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase during 2003 as it plans to increase marketing efforts to introduce and commercialize the MagiQTM battery. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies. Expenditures related to general and administration might also increase as an immediate consequence of a successful closing of the financing negotiations (compensation for related transaction costs).

Net Loss. The Company incurred a net loss of $1,255,000 or $0.06 per share for the six month period ended June 30, 2003, compared to a net loss of $634,000 or $0.04 per share during the same period in 2002. The Company incurred a gain on foreign exchange of $329,000 for the six months period ended June 30, 2003, compared to a gain on foreign exchange of $299,000 for the same period in 2002.

The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQTM battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful. The MagiQTM battery is being manufactured by a third-party manufacturer for limited sales in Europe, which is anticipated to begin in late 2003 or early 2004, assuming adequate financing is available. There can be no assurance that the Company will be able to complete additional financings, or – if completed – that those will be at favorable terms for the Company. There can be no assurance that the Company’s efforts to commercialize the MagiQTM battery will be successful or that it will not experience delays in introducing its products to the market.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to June 30, 2003, the Company had raised approximately $12,600,000 (net of issuance costs) from the sale of such securities. As of June 30, 2003, the Company had cash and cash equivalents of $376,000, compared to $331,000, at December 31, 2002. The Company had a working capital deficit of $220,000 at June 30, 2003, compared to a working capital deficit of $148,000 at December 31, 2002. In light of the Company’s working capital position and prospects at December 31, 2002, the Company’s auditors expressed substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, and do not reflect adjustments to the carrying value of assets and liabilities, the reported expenses and balance sheet classifications that would be necessary if the appropriateness of the going concern assumption were not appropriate. Such adjustments could be material.

In November 2002, the Company announced a private placement of up to 1,715,000 units at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing to purchase one additional common share of the Company for $0.45. The Company issued 1,572,853 units for proceeds of $550,500 in November and December 2002. An additional 150,000 units for proceeds of $52,500 were issued in February 2003. The Company paid a finder’s fees in connection with the offering consisting of 107,142 common shares in February 2003.

In January 2003, the Company advanced Gel $75,000 under the terms of the letter of intent in connection with the Company’s proposed acquisition of substantially all of the assets of Gel. This obligation is evidenced by a demand promissory note bearing interest at the rate of 6% per annum and secured by a security interest in Gel’s assets.

In February through June 2003, the Company raised $820,300 in capital through the private placement of 2,563,437 units at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing to purchase one additional common share of the Company for $0.42. The Company paid a finder’s fee in connection with the offering consisting of 175,900 common shares at a deemed price of $0.32 per share.

The Company has no commitments for credit facilities, revolving credit agreements or lines of credit that could provide additional working capital. The Company currently has no external sources of capital and there can be no assurance that the Company will be able to raise sufficient financing to meet its capital requirements on acceptable terms or in a timely manner, if at all.

The Company anticipates that the level of spending will increase significantly in future periods as the Company undertakes marketing and sales activities related to the commercialization of the iQ technology. In addition, the Company anticipates that its general and administrative expenses will also significantly increase as a result of the growth in its commercialization, research, development, testing and business development programs. The Company expects its expenditures on research and development to continue on the current level. The actual levels of research and development, administrative and general, and marketing corporate expenditures are dependent on the cash resources available to the Company.

The Company anticipates that it will require an additional $1,400,000 to $1,700,000 in financing to meet its on-going short term and long term obligations during 2003 and to fund its plan of operation. See “Plan of Operation.” The Company plans to finance its capital needs principally from the proceeds of its securities offerings and, to the extent available, lines of credit. In addition, the Company expects to generate revenues from the sales of its products in late 2003 or in 2004.

The Company is currently negotiating to acquire some of the technologies and assets of Gel for approximately $500,000, payable in part from $375,000 advanced to Gel by the Company. The Company is also evaluating possible plans to build a battery production facility in Germany and currently has letters of intent for government subsidies and credit financing for building the facility. The Company currently does not have sufficient cash or working capital to pursue either of these opportunities, and the Company would be required to raise additional financing, on acceptable terms, to complete the acquisition of assets and technologies from Gel and/or to build a manufacturing facility.

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

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Mr. Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services, of which EUR 2,000 is payable in cash and EUR 3,000 is payable by issuing Mr. Schweizer common shares on a quarterly basis. The agreement has an initial term of 12 months. As of June 30, 2003, the Company had issued Mr. Schweizer 73,200 common shares under the agreement.

In November 2002, the Company entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services, of which $1,500 is payable in cash and $1,500 is payable by issuing Marco Graf von Matuschka common shares. The agreement had an initial term ending March 31, 2003, renewable on a quarterly basis thereafter. As of June 30, 2003, the Company had issued Marco Graf von Matuschka 24,998 common shares under the agreement. On May 16, 1998, Marco Graf von Matuschka resigned as the Chief Financial Officer of the Company effective on June 30, 2003.

The Company’s capital requirements depend on several factors, including the success and progress of its product development programs, the resources it devotes to developing its products, the extent to which its products achieve market acceptance, and other factors. The Company in the past has, and in the future expects to, devote substantial cash and other resources to research and development efforts. The Company will also require additional capital if it completes the acquisition of assets and/or technologies from Gel or undertakes to build or acquire a battery manufacturing facility. There can be no assurance that sufficient capital will be available for either of these transactions or that either of these transactions will be completed.

In addition, the Company may not be able to adequately predict the amount and timing of its future cash requirements in light of the unpredictable demand, if any, for its MagiQTM battery and the status of its plans related to the acquisition of certain assets and technologies of Gel, plans related to building a battery manufacturing facility in Germany, and plans related to its continuing development of its BEM-Battery Energy Manager® and SEM-Smart Energy Manager® technologies.

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

Plan of Operation

The Company completed development of the MagiQTM battery and during the first half of 2003 started initial pilot production for testing by automobile manufacturers and industry suppliers. The Company also refined contracts with all suppliers necessary to provide the components that meet the Company’s production and quality requirements at negotiated fixed costs.

The Company is currently evaluating production options to enable it to expand its production capacities, including negotiating with battery manufacturers for possible manufacturing arrangements and exploring an opportunity to build a manufacturing facility in the City of Hof, Germany. In connection with the manufacturing facility project, the Company has entered into a letter of intent with the City of Hof, Germany to built a pilot production plant as part of a planned automotive cluster, and the Company applied for government funds in April 2002, and is currently negotiating with banks and investment firms to raise financing for the project. The Company received letters of intent from two German banks for financing a portion of the project and will require additional financing to pursue the opportunity to construct the manufacturing facility.

The Company is currently negotiating to acquire some of the technologies and assets of Gel for approximately $500,000, payable in part from $375,000 the Company has advanced to Gel in interim financing.

The Company has delivered smart batteries equipped with the iQ modules and an additional electronic for data recording and storage for a project called PEIT (Powertrain Equipped with Intelligent Technology). The participants in the project PEIT (including the Company, DaimlerChrysler, Knorr Bremse and Continental AG) integrated one vehicle with intelligent Powertrain X-by-wire technology for a simulated testing in September 2002, and are currently in the process of developing a vehicle for street testing. The Company is in the process of completing the design of the Energy managing unit for the project, parts of which have already been delivered. The Company’s SEM Smart Energy Management™ application (“SEM”), which is incorporated in the Powertrain X-by-wire technology, was introduced at the International Auto Show for Trucks in Frankfurt by the Company and DaimlerChrysler in September 2000.

Since the first fiscal quarter of 2000, the Company has been invited to present its technology on several international conferences and to submit several technical papers. The Company continues to negotiate with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of its products and/or its technology.

The Company’s plan of operations for the next twelve months, includes undertaking the following activities:

Research and Development.  The Company intends to allocate approximately $850,000 during the year ending December 31, 2003 for research and development efforts. These efforts are expected to include: refining the SEM and BEM Battery Energy Management (“BEM”) technologies and designs, completing third party testing and validation programs for the MagiQTM battery, continuous refinement to the MagiQTM battery technologies and design, completing the design of the energy management technology for the intelligent Powertrain X-by-wire technology project, completing development and implementation of continue state of charge (SOC) and state of health (SOH) software and continuing research in the field of power line communication with the DC-BUS technology.

Production.  The Company intends to allocate approximately $400,000 during the year ending December 31, 2003 for production activities. These activities are expected to include: completing an initial pilot production of the MagiQTM battery for testing by automobile manufacturers and battery industry suppliers; evaluating mass production manufacturing alternatives; evaluating the feasibility of constructing a manufacturing facility in Germany; evaluating quality management and assurance programs of suppliers and workflows; negotiating joint ventures, partnership agreements, cooperation agreements or similar agreements with battery manufacturers; developing a program to continuously improve production processes, optimize cost structures and improve product quality; and implementing adequate software tools for production planning and scheduling (PPS) and enterprise resource planning (ERP). The Company’s production activities are expected to increase substantially if the Company acquires assets and technologies from Gel or commercial production of the MagiQTM battery is commenced during the fourth quarter.

Marketing.  The Company intends to allocate approximately $200,000 during the year ending December 31, 2003 for marketing efforts. Marketing activities are expected to include: increase marketing efforts related to the MagiQTM battery system to automobile manufacturers, original equipment manufacturers (OEM) customers and after market (AM) distributors; marketing the Company’s solutions related to state of charger (SOC) and state of health (SOH) status indications for batteries to car manufacturers and Tier 1 suppliers; marketing customized application of the Company’s technology for energy storage (MagiQTM) to non-automotive industries and for other applications; and creating awareness and end-user demand for the MagiQTM battery system and the Company’s technology for energy management solutions (BEM, SEM).

Financing.  The Company intends to allocate approximately $150,000 during the year ending December 31, 2003 for capital raising efforts, including seeking additional financing to expand the Company’s operations through debt and/or equity financings, possible joint venture arrangements and governmental loans and/or grants. Expenditures for financing activities may increase substantially due to the condition of the current financial markets and possible changes to the Company’s capital requirements.

Administrative and General Operating.   The Company’s administrative and general operating budgets for the year ending December 31, 2003 is $900,000. Administrative and general operating expenditures may increase if the Company acquires assets and technologies from Gel or commercial production of the MagiQTM battery is commenced during the fourth quarter.

Need for Additional Capital

The Company anticipates that its total operating budget for fiscal year ending December 31, 2003 will be approximately $2,500,000. During the six month period ended June 30, 2003, the Company used cash of approximately $529,000 in operating activities. The Company had a working capital deficit of approximately $220,000 at June 30, 2003. The Company anticipates that it will require additional financing of approximately $1,400,000 to $1,700,000 to satisfy its working capital requirements through December 31, 2003.

In the event that the Company completes the acquisition of certain of the assets and technologies of Gel, its total budget for the fiscal year ended 2003 is expected to increase significantly.

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

Personnel

The Company does not expect any significant changes in its personnel strategy over the next twelve months. However, if the Gel acquisition is completed, the overall number of employees of the Company will increase by approximately 10 employees due to the inclusion of the Gel workforce. The Company’s personnel strategy is to maintain its research and development capabilities and the Company may hire personnel in marketing and sales once the commercial production of the MagiQTM battery is commenced.

Other Trends and Uncertainties

Foreign Currency Translation Risk

US dollars forwarded to our German subsidiary are translated into Euros for German accounting purposes as soon as the funds are used for their operations. In the consolidation process these loans are translated back into US dollars resulting in foreign exchange gains or losses at the Company’s German subsidiary. In the first half of 2003, due to the strengthening of the Euro versus the US dollar, the Company incurred foreign exchange gains of $329,000. The Company believes its risk of foreign currency translation is limited to these inter-company transactions. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

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

ITEM 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls over Financial Reporting.   During the most recent fiscal quarter, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of June 30, 2003, there is no material litigation pending against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

During the quarter ended June 30, 2003, the Company issued the following securities in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended.

As of June 30, 2003, the Company had issued Joerg Schweizer, a non-U.S. person outside the United States, 73,200 common shares under the terms of a Financial Public Relations Adviser Consulting Agreement. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act under Regulation S.

As of June 30, 2003, the Company had issued Marco Graf von Matuschka, a non-U.S. person outside the United States, 24,998 common shares under the terms of an Officer Engagement Agreement. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act available under Regulation S.

In February through June 2003, the Company raised $820,300 through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder’s fees to non-U.S. persons outside the United States in connection with the private placement consisting of 175,900 common shares at a deemed price of $0.32 per share. The finder’s fee shares were issued in June 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

Additional information regarding the Company’s issuance of unregistered securities during the past three fiscal years is contained in the Company’s annual reports on Form 10-KSB for the years ended December 31, 2002 and 2001 under “Item 5. Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities”and in the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2003 under “Item 2. Changes in Securities and Use of Proceeds” filed with the

United States Securities and Exchange Commission. The information contained under Item 5. “Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” of the Company’s annual report on Form 10-KSB for the year ended December 31, 2001 and under “Item 2. Changes in Securities and Use of Proceeds” of the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2003 is hereby incorporated by reference to this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual general meeting of shareholders was held on June 30, 2003, in Vancouver, British Columbia pursuant to the Canada Business Corporations Act. A total of 1,317,490 common shares of the Company were represented in person or by proxy at the annual meeting, consisting of approximately 6% of the total number of common shares of the Company outstanding on June 4, 2003, the record date for the annual general meeting. At the annual general meeting, 5 shareholders were represented in person or by proxy to vote on the following matters:

1.   Number of Directors

At the annual general meeting, all of the shares present at the meeting voted to establish six director positions for the ensuing year. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

2.   Election of Directors

At the annual general meeting, the following nominees, each of whom other than Rudolf Heinz was a director prior to the meeting, were elected to the board for the ensuing year by the vote indicated opposite their respective names:

Name	For	Withhold
Hans Ambos	1,317,490	--
Dr. Gunter Bauer	1,317,490	--
Peter Braun	1,317,490	--
Russell French	1,317,490	--
Rudolf Heinz	1,317,490	--
Gregory Sasges	1,317,490	--

Each director elected will hold office until the next annual general meeting or until his or her successor is duly elected or appointed unless his or her office is earlier vacated in accordance with the Articles of the Corporation or unless he or she becomes disqualified to act as a director. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

3.   Appointment of Auditor

At the annual general meeting, all of the shares present at the meeting voted for the re-appointment of Deloitte Touche, Chartered Accountants, as the Corporation’s auditor until the next annual general meeting of shareholders at a remuneration to be fixed by the board of directors. Deloitte Touche were first appointed auditor of the Corporation in 1998 and have held the position since then. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

4.   Change in Corporate Name

At the annual general meeting, all of the shares present at the meeting voted for a resolution to enable the Corporation to change its name to 3099458 Canada Inc. or such other name as the board of directors may approve should the board of directors determine it to be in the best interests of the Corporation. Under the Canada Business Corporations Act, the board of directors is, in turn, authorized to change a designating number name to a verbal name. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

5.   Authority to Change Registered Officer

At the annual general meeting, all of the shares present at the meeting voted for a special resolution, that would allow the Articles of the Corporation together with the By-laws of the Corporation to be amended to provide for the establishment of the registered office of the Corporation in such territory or province of Canada as the Board of Directors may by resolution determine. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

6.   Stock Options

At the annual general meeting, all of the shares present at the meeting voted for a resolution authorizing the amendment of the Corporation’s employee stock option plan to reserve for issuance pursuant to the Plan, subject to such approvals as may be required by the regulatory bodies, in the aggregate, that number of shares equal to the sum of all shares reserved and issued on the exercise of options under the Plan together with 20% of the issued and outstanding shares of the Corporation (5,828,000 shares), subject to increase or decrease through subdivision or consolidation of the outstanding Common Shares of the Corporation. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

7.   Board of Directors Remuneration

At the annual general meeting, all of the shares present at the meeting voted for a resolution to approve an initiative providing for the cash compensation of directors in recognition of the services provided by the directors in serving on the board of directors of the Corporation and attending board meetings. The initiative provides for an annual stipend of $2,500 upon appointment to the board together with an honorarium of $250 for each board meeting attended. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

8.   Approval of Acts of Directors

At the annual general meeting, all of the shares present at the meeting voted for a resolution to ratify and confirm all acts, deeds and things done and proceedings taken by the directors and officers of the Corporation on its behalf since the last annual general meeting of shareholders held in fiscal year 2002. The resolution was approved by the vote indicated below:

For	Against	Withheld	Abstain	Broker Non-votes
1,317,490	--	--	--	--

ITEM 5.   OTHER INFORMATION

On May 16, 2003, Marco Graf von Matuschka resigned as the Chief Financial Officer of the Corporation, effective June 30, 2003. Marco Graf von Matuschka continues to serve as Finance & Controlling Officer of iQ Battery Research & Development GmbH, the Company’s wholly-owned German subsidiary.

On June 30, 2003, Rudolf Heinz was appointed as director of the Corporation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Certificate of Incorporation dated December 20, 1994, for 3099458 Canada Inc.

2.2(1)	Articles of Incorporation dated December 21, 1994, for 3099458 Canada Inc.

2.3(1)	Certificate of Amendment dated May 9, 1997, together with Form 4, Articles of Amendment for iQ Power Technology Inc.

2.4(1)	Certificate of Amendment dated March 31, 1998, for iQ Power Technology Inc.

2.5(1)	By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on June 30, 1998

2.6(9)	Certificate of Amendment dated July 23, 2002 for iQ Power Technology Inc.

2.7(9)	Amendment to By-law Number One General By-Law of iQ Power Technology Inc. dated June 28, 2002

10.1(1)	Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp. (previously filed as Exhibit 6.5)

10.2 (1)	Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp. (previously filed as Exhibit 6.6)

10.3(1)	Employment Agreement dated August 31, 1998 with Dr. Günther C. Bauer (previously filed as Exhibit 6.7)

10.4(1)	Employment Agreement dated August 31, 1998 with Peter E. Braun (previously filed as Exhibit 6.8)

10.5(1)	Form of Confidentiality Agreement between iQ Power Technology Inc. and certain Officers of the Company (previously filed as Exhibit 6.10)

Exhibit No.	Description

10.6(1)	Form of iQ Germany Confidentiality Agreement (Translated to English)(previously filed as Exhibit 6.13)

10.7(1)	Form of iQ Germany Employee Confidentiality and Nondisclosure Agreement (Translated to English)(previously filed as Exhibit 6.14)

10.8(1)	Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft (Translated to English)(previously filed as Exhibit 6.15)

10.9(1)	Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)(previously filed as Exhibit 6.16)

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

10.18(1)	Agreement by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated October 9, 1998 (Translated to English)(previously filed as Exhibit 6.30)

Exhibit No.	Description

10.19(1)	1998 Stock Option Plan (previously filed as Exhibit 6.31)

10.20(1)	Form of Stock Option Agreement (previously filed as Exhibit 6.32)

10.21(1)	Agreement Re Rights and Interests dated December 9, 1998 by and among the Company, H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.34)

10.22(1)	Trademark Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun (previously filed as Exhibit 6.35)

10.23(1)	Patent Assignment dated December 9, 1998 by and between the Company and H. Dieter Braun and Peter E. Braun (previously filed as Exhibit 6.36)

10.24(3)	Cooperation Agreement dated October 19, 1999 between Yamar Electronics Ltd. and iQ Battery R&D GmbH(previously filed as Exhibit 6.40)

10.25(4)

Agreement of Subordination in Priority in Association with a Conditional Waiver of Claim by and between IQ Power Technology Inc. and iQ Battery Research and Development GmbH dated May 2, 2001 (previously filed as Exhibit 6.49)

10.26(5)	Amendment No. 3 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.50)

10.27(5)	iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.51)

10.28(8)	European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001. (previously filed as Exhibit 6.57)

10.29(10)	Amendment No. 4 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.61)

10.30(10)	Amendment No. 1 to iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.62)

10.31(11)	Media Relations Consulting Agreement by and between iQ Power Technology Inc. and Andreas Gloetzl (previously filed as Exhibit 6.63)

10.32(11)	Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Jörg Schweizer (previously filed as Exhibit 6.64)

10.33(11)	Letter of Intent by and between iQ Power Technology Inc. and Gel Electric Technologies, Inc. (previously filed as Exhibit 6.65)

10.34(12)	Consulting Agreement by and between iQ Power Technology Inc. and Marco Graf v. Matuschka

31.1	Section 302 Certification of Chief Executive Officer and acting Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and acting Principal Financial Officer

_________________

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 1, 1999.
(4)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on July 25, 2001.
(6)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001.
(9)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on November 8, 2002.
(11)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.
(12)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2002.

(b)	Reports on Form 8-K.

Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2003.

IQ POWER TECHNOLOGY INC. By: /s/ Peter E. Braun Peter E. Braun, President and Chief Executive Officer and acting Principal Financial Officer