Form 10QSB
period 2003-09-30
IQ POWER TECHNOLOGY INC
filed 2003-11-14
CIK 1072667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                   __________________________________________

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _______________.

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     The number of outstanding common shares, without par value, of the registrant at November 13, 2003 was 25,675,746.

     Transitional Small Business Disclosure Format (check one): Yes ; No

Item 1.  Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

============================================================================================

                                                          September 30,       December 31,
                                                                   2003               2002
--------------------------------------------------------------------------------------------
ASSETS

  Current Assets
    Cash and cash equivalents                                      420                 331
    Receivable from related parties                                 40                  77
    Other receivables                                              104                 100
    Prepaids and deposits                                          358                  39
    Other current assets                                           251                 120
--------------------------------------------------------------------------------------------
  Total current assets                                           1,173                 667

  Non-current Assets
    Equipment, net                                                 408                 448
--------------------------------------------------------------------------------------------
  Total non-current assets                                         408                 448

TOTAL ASSETS                                                     1,581               1,115
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
    Current liabilities
      Short-term debt/bank overdraft                               174                  16
      Accounts payable                                             796                 537
      Accrued payroll and employees benefits                       196                  82
      Advances                                                       -                  32
      Other/Accrued liabilities                                    106                 148
--------------------------------------------------------------------------------------------
    Total current liabilities                                    1,272                 815

--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                1,272                 815

  SHAREHOLDERS' EQUITY
    Authorized:
      An unlimited number of common shares of no par value
    Issued and outstanding:
         20,348,227 common shares at December 31, 2002
         25,042,178 common shares at September 30, 2003         12,202              10,576
    Capital surplus/Additional paid-in                           2,046               1,571
    Accumulated other comprehensive (loss) income                 (874)               (446)
    Accumulated deficit, during development stage
      (after loss allocation to silent partners)               (13,065)            (11,401)
--------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                       309                 300

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       1,581               1,115
============================================================================================

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) (Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

====================================================================================================================================

                                                 Cumulative from
                                               date of inception             Three months ended            Nine months ended
                                                to September 30,                  September 30,                September 30,
                                                            2003             2003          2002            2003         2002
------------------------------------------------------------------------------------------------------------------------------------
SALES AND OTHER REVENUE                                      182                -             -               -            -

------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Research and development expenses

     Personnel (incl. stock based compensation)            4,368              152            18             684         233
     Laboratory                                            1,735               64            71             214         197
     Office & Travel                                         618                5            11              20          40
     Consulting services                                     637                -             -              10          25
     Professional fees                                       880                6             -              20          36
------------------------------------------------------------------------------------------------------------------------------------
   Total Research & Development expenses                   8,238              227           100            948          531

   Marketing and general & administrative expenses
     Personnel (incl. stock based compensation)            1,835               33             3            458           61
     Financing                                               585                1             1              9            3
     Office & Travel                                         714               33            17             93           67
     Consulting services                                     677               13            44             74           92
     Professional fees                                     1,130              100            39            256          165
     Management fees                                         306               18            18             54           54
     Marketing activities                                    403               17            21             78           82
     Investor relations                                      924               18            18             76          143
     Research memberships                                    100                -             -              -            -
     Provision for investment                                150                -             -              -            -
     Other                                                   197                3             2              7            6
------------------------------------------------------------------------------------------------------------------------------------
   Total Marketing and G&A expenses                        7,021              236           163          1,105          673

------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  15,259              463           263          2,053         1,204

     Interest expense                                        182                4             -              9             1

------------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                            15,441              467           263          2,062         1,205

     Interest and other income                              (149)               -             -              -            (1)
     (Gain)/loss on foreign exchange                      (1,021)             (66)           27           (398)         (280)

INCOME/(LOSS) BEFORE INCOME TAX                          (14,089)            (401)         (290)        (1,664)         (924)

     Income tax                                                -                -             -              -             -

NET INCOME/(LOSS)                                        (14,089)            (401)         (290)        (1,664)         (924)
====================================================================================================================================

     Other comprehensive income (loss)                      (874)            (330)           25           (428)         (261)

COMPREHENSIVE INCOME/(LOSS)                              (14,963)            (731)         (265)        (2,092)       (1,185)
====================================================================================================================================

     Basic and diluted loss per share, on net loss         (1.49)           (0.02)        (0.02)         (0.07)        (0.05)

     Basic and diluted weighted average
       number of shares outstanding                    9,439,419       24,490,500    18,733,474     22,433,046    17,749,432
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States Dollars; all amounts in thousands, except per share data)
(Unaudited)

====================================================================================================================================

                                                              Accumulated        Accumulated                                  Total
                                           Common shares       Additional              Other                          Shareholders'
                                     ----------------------       Paid-In      Comprehensive       Accumulated               Equity
                                     Shares        Amount         Capital      Income (Loss)           Deficit            (Deficit)
                                     ----------------------  --------------  -------------------  ----------------  ----------------

Balance at December 31, 1991             40       $    60     $         -      $           -       $       (1)        $          59
Issue of shares                                                                                                                   -
Net loss                                                                                                   (9)                   (9)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992             40            60               -                  -              (10)                   50
Issue of shares                                                                                                                   -
Net loss                                                                                                   (7)                   (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993             40            60               -                  -              (17)                   43
Issue of shares                                                                                                                   -
Net loss                                                                                                 (193)                 (193)
Allocation of loss to atypical
  shares                                                                                                   37                    37
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994             40            60               -                  -             (173)                 (113)
Issue of shares                                                                                                                   -
Net loss                                                                                                 (341)                 (341)
Allocation of loss to atypical
  shares                                                                        `                         379                   379
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995             40            60               -                  -             (135)                  (75)
Issue of shares                                                                                                                   -
Net loss                                                                                                 (496)                 (496)
Allocation of loss to atypical
 shares                                                                                                   139                   139
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             40            60               -                  -             (492)                 (432)
Issue of shares                                                                                                                   -
Net loss                                                                                                 (597)                 (597)
Allocation of loss to atypical
 shares                                                                                                   312                   312
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             40            60               -                  -             (777)                 (717)
Issue of shares                                                                                                                   -
Net loss                                                                                               (1,027)               (1,027)
Allocation of loss to atypical
 shares                                                                                                   228                   228
Other comprehensive (loss) -                                                                                                      -
  foreign currency translation
  adjustments                                                                            (94)                                   (94)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             40            60               -                (94)          (1,576)               (1,610)
Reorganization of capital on
  reverse acquisition             5,119,960
Deemed issuance of shares on
  acquisition of iQ Power
  Technology Inc.                 4,471,770         5,495                                                                     5,495
Stock based compensation                                               396                                                      396
Exercise of warrants                139,850           349                                                                       349
Net loss                                                                                               (2,157)               (2,157)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                                                                            176                                    176
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      9,731,620         5,904              396                82           (3,733)                2,649
Net loss                                  -             -                -                 -           (2,359)               (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -             -                -               (98)               -                   (98)
Exercise of options                  15,000            37                -                 -                -                    37
Stock based compensation                  -             -               10                 -                -                    10
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      9,746,620         5,941              406               (16)          (6,092)                  239
Net loss                                  -             -                -                 -           (3,754)               (3,754)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -             -                -                42                -                    42
Issue of shares                   5,203,004         2,132                -                 -                -                 2,132
Stock based compensation                                             1,444                                                    1,444
Exercise of options               1,002,500           501                -                 -                -                   501
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001     15,952,124       $ 8,574     $      1,850     $          26       $   (9,846)        $         604
Net loss                                  -             -                -                 -           (1,555)               (1,555)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -             -                               (472)               -                  (472)
Issue of shares                   4,376,103         1,992                -                 -                -                 1,992
Stock based compensation                                              (279)                                                    (279)
Exercise of options                  20,000            10                -                 -                -                    10
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002     20,348,227       $10,576     $      1,571     $        (446)      $  (11,401)        $         300
Net loss                                  -             -                -                 -           (1,664)               (1,664)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -             -                               (428)               -                  (428)
Issue of shares                   3,134,677           972                -                 -                -                   972
Stock based compensation                                               475                                                      475
Exercise of warrants                989,285           426                -                 -                -                   426
Exercise of options                 569,989           228                -                 -                -                   228
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003    25,042,178       $ 2,202     $      2,046     $         (87)      $  (13,065)        $         309
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars; all amounts in thousands)
(Unaudited)

=====================================================================================================

                                               Cumulative from       Nine months       Nine months
                                             date of inception             ended             ended
                                              to September 30,     September 30,     September 30,
                                                          2003              2003              2002
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                            (14,089)           (1,664)             (924)
  Items not affecting cash
    Depreciation and amortization                         450                72                79
    Stock based compensation                            2,302               648              (279)
  Changes in non-cash working capital
    (Increase) decrease in other receivable               (64)               46                23
    (Increase) decrease in prepaids and deposits         (351)             (315)             (100)
    Increase (decrease) in accounts payable               688               195               (81)
    Increase (decrease) in accrued liabilities            375                48               (98)
    (Increase) decrease in other assets                  (217)             (113)              (38)
-----------------------------------------------------------------------------------------------------
                                                      (10,906)           (1,083)           (1,418)

  INVESTING ACTIVITY
    Additions to property, plant and equipment           (804)               (7)              (39)
-----------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES
    Increase of bank overdraft                            164               150               55
    Increase (decrease) in due to shareholder             138                 -                -
    Advances received from external parties               300               (28)               4
    Cash acquired on business combination               4,718                 -                -
    Advances from subsidiary                              581                 -                -
    Issue of capital stock                              6,241             1,471            1,467
    Issuance of atypical shares                         1,025                 -                -
-----------------------------------------------------------------------------------------------------
                                                       13,167             1,593            1,526

  (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                    1,457               503              69

   EFFECT OF FOREIGN EXCHANGE MOVEMENT                 (1,037)             (414)           (262)

   CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                     -               331             451
-----------------------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                         420               420             258
=====================================================================================================

          See accompanying notes to consolidated financial statements.


Supplemental schedule of non-cash and financing activities (in thousands USD):
------------------------------------------------------------------------------

   Shares issued
     to agents for finder's fees                                             94             116
      for external stock based compensation                                  61              90

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


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


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of September 30, 2003, the Company on a consolidated basis has a negative working capital position due to the significant liabilities of its Germany subsidiary, iQ Battery. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at US$0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.85. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at US$0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.65. In November and December 2002, the Company raised an additional
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


2.   CONTINUING OPERATIONS (Continued)

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

     From February through June 2003, the Company raised an additional US$820,300 in capital through the private placement of 2,563,437 units of the Company at US$0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42.

     The subscribers to all private placements were non-U.S. persons outside the United States of America.

     The Company has used the proceeds to fund  research and  development  of iQ
     Battery's technology, to expand the Company's marketing and sales activities, to fund the proposed acquisition of certain assets and technology employed by a US-based battery manufacturer in the manufacture of specialized automotive and storage batteries, and for general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan. Additional financing will be required and there is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

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

     As of September 30, 2003, the Company's current financial condition requires the infusion of additional capital in order to continue its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


3.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


     In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.


4.   SHARE CAPITAL

       Authorized
           An unlimited number of common shares
       Issued and outstanding

                                                                              Number of
                                                                          Common shares               Amount ($ 000)
                                                                          -------------               ---------------
       Balance, January 1, 1998 (iQ Power)                                     787,896                           493
       Private placement, issued cash                                         1,483,874                          927
       --------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1998                                            2,271,770                         1,420

       Shares issued for cash                                                 2,200,000                        5,500
       Issue costs                                                                    -                        (653)
       --------------------------------------------------------------------------------------------------------------
       Balance, June 17, 1999                                                 4,471,770                        6,267
       Adjustment for
       reverse acquisition on June 17, 1999                                           -                      (6,207)
       --------------------------------------------------------------------------------------------------------------
                                                                              4,471,770                           60

       Issued to effect the reverse acquisition                               5,120,000                        5,495
       Warrants exercised during the year                                       139,850                          349
       --------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1999                                             9,731,620                        5,904

       Options exercised during the year                                         15,000                           37
       --------------------------------------------------------------------------------------------------------------
       Balance, December 31, 2000                                             9,746,620                        5,941

       Private placements, issued for cash (incl. Finder's Fees)              4,597,944                        1,714
       Shares issued for conversion of debt                                     400,000                          200
       Shares issued for external stock based compensation                      205,060                          218
       Options exercised during the year                                      1,002,500                          501
       --------------------------------------------------------------------------------------------------------------
       Balance, December 31, 2001                                            15,952,124                        8,574

       Private placements, issued for cash (incl. Finder's Fees)              4,225,853                    1,881
       Shares issued for external stock based compensation                      150,250                          111
       Options exercised during the year                                         20,000                           10
       --------------------------------------------------------------------------------------------------------------
       Balance, December 31, 2002                                            20,348,227                       10,576

       Private placements, issued for cash (incl. Finder's Fees)                              2,996,479                    910
       Shares issued for stock based compensation                               138,198                           61
       Warrants exercised during the year                                       989,285                          427
       Options exercised during the year                                        569,989                          228
       --------------------------------------------------------------------------------------------------------------
       Balance, September 30, 2003                                           25,042,178                       12,202


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

     (a)  Stock options

          The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 4,714,000 common shares for issuance under the Stock Option Plan. In the second quarter of 2003, 140,000 shares were issued on the exercise of stock options granted under the stock option plan. In the third quarter of 2003, 429,989 shares were issued on the exercise of stock options granted under the stock option plan. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


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

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. On January 18, 2002, the Board of Directors decreased the exercise price of the 1,415,000 options granted under the Plan on June 28, 2001, from $1.37 to $1.00. On June 6, 2003, the Board of Directors reset the exercise price of all options granted under the Plan to $0.40 per share, a premium to the current market price of the Company's shares at the time of the repricing.

          Due to the changes, all the options which were granted under the plan prior to the change in exercise price will be accounted for using variable plan accounting under APB 25. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. For those options which were granted outside of the plan prior to the change in exercise price, the Company recognizes additional compensation cost for the excess of the fair value of the modified options issued over the value of the original option at the date of the modification. According to APB 25 the Company recorded no stock based compensation in the first quarter of 2003. In the second quarter 2003, US$493,000 of stock based compensation was recognized in the financial statements. In the third quarter 2003, a reversal of stock based compensation in the amount of US$18,000 was recognized in the financial statements.

          The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All amounts below are in $000's except per share data.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

                                                   3 months ended    9 months ended    3 months ended    9 months ended
                                                    September 30,     September 30,     September 30,     September 30,
                                                             2003              2003              2002              2002
                                                   --------------    --------------    --------------    --------------
      Net loss
      As reported                                       $   (401)      $   (1,664)        $  (290)         $   (924)
      Add (Deduct): Total stock-based employee
        compensation expense determined
        under fair value based method for all
        awards net of related tax effects               $    (18)      $      425         $  (170)         $   (299)
      -----------------------------------------------------------------------------------------------------------------
      Pro forma net loss                                $   (419)      $   (1,189)        $  (460)         $ (1,223)



      Loss per share (basic and diluted)
        As reported                                     $  (0.02)      $    (0.07)        $  (0.02)        $  (0.05)
        SFAS No. 123 pro forma                          $      -       $     0.02         $      -         $  (0.02)
      -----------------------------------------------------------------------------------------------------------------
      Pro forma net loss                                $  (0.02)      $    (0.05)        $  (0.02)        $  (0.07)



          The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the nine months ended September 30, 2002 was $0.66 per share. The fair value of these options was estimated at the date of grant using a weighted average volatility factor of 85%, a dividend yield of 0%, a weighted average expected life of the stock options of 3 years, and a risk free interest rate of 3.43%. For the three and nine months ended September 30, 2003, no stock options were granted to employees.


     (b)  Incentive Share Plan

          In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, and employees of the Company and its subsidiary as an incentive. The number of shares set aside for issue under the incentive share plan is 2,500,000 common shares. No incentive shares have been granted under this plan as of September 30, 2003.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


4.   SHARE CAPITAL (Continued)

     (e)  Issuance of shares due to private placements

          In November 2002, the Company announced another private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.45. Thereof 1,572,853 units for proceeds of $550,500 were issued in November and December 2002. Additional 150,000 units for proceeds of $52,500 were issued in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 107,142 common shares. The cost of the finder's fee was netted against the proceeds obtained from the financing. The finder's fees were paid out in February 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act. In the third quarter of 2003, 364,285 shares for proceeds of $164,000 were issued on the exercise of warrants out of this private placement.

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

          From February through June 2003, the Company raised US$820,300 in capital through the private placement of 2,563,437 units of the Company at US$0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for US$0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 175,900 common shares at a deemed price of US$0.32 per share. The cost of the finder's fee was netted against the proceeds obtained from the financing. The finder's fees were paid out in June 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act. In the third quarter of 2003, 625,000 shares for proceeds of $262,500 were issued on the exercise of warrants out of this private placement.

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

     (f)  Issuance of shares due to consulting agreements

          In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services. Of the consulting fee, EUR 2,000 is due monthly while the remaining EUR 3,000 is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement had an initial term of 12 months ending June 30, 2003, continuing on a monthly basis thereafter until terminated by either party. As of September 30, 2003, the agreement has not been terminated. The Company has issued Joerg Schweizer 90,100 common shares under the agreement.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


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

          In November 2002, the Company entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services. Of the consulting fee, one half was payable by issuing 3,333 common shares. The agreement had an initial term ending March 31, 2003, renewable on a quarterly basis thereafter. As of September 30, 2003, the Company had issued Marco Graf von Matuschka all 24,998 common shares under the agreement. Marco Graf von Matuschka resigned as the Chief Financial Officer of the Company effective on June 30, 2003, having provided notice of his intention to do so on May 16, 2003.


5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended September 30, 2003 of $18.000 (2002 - $18,000) were paid to a company with a common director.

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

     (c) iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive DM 400,000 (approximately $235,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

     (d) As of September 30, 2003, the Company has receivables of US$40,000 in connection with loan agreements with three shareholders, two of which are directors of the Company. These loans date from prior years.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended September 30, 2003
(Expressed in United States dollars; tabular amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


6.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. The majority of the Company's significant physical assets are located in Germany.


7.   RECENT TRANSACTIONS

     In September 2002, the Company announced that it had entered into a letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc. (Gel) headquartered in Los Angeles, California, USA. In the course of this agreement iQ Power made a prepayment of $150,000 to Gel during the fiscal year end 2002. In January 2003, the Company paid an additional $75,000 to Gel in connection with the above mentioned letter of intent for the acquisition of the business and assets of Gel. Gel was obligated to reimburse the prepayments by notice of iQ Power. For the year ended December 31, 2002, the Company reserved US$150,000 of the prepayments as provision for investment due to the weak financial position of Gel and the likelihood that Gel may be unable to reimburse the prepayment on demand. Notwithstanding these reservations (which deal with the collectability of the funds advanced rather than the acquisition of the Gel technology and assets) the Company continued to consider the acquisition of the Gel technology and assets in a manner appropriate to the international business model currently being discussed by the Company.

     In the third quarter of 2003, an additional US$236,000 was contributed in connection with the possible acquisition of specific tangible assets from Gel. In light of the ongoing discussions, the Company will continue to review all advances in support of the possible acquisition of the Gel technology and other assets at the earlier of the end of the negotiations or the current financial year to determine their appropriate financial value to the Company.

     In September 2003, iQ Battery issued EUR 150,000 (equal to approx. US$174,000) of convertible debt due on September 30, 2004 to a private individual. The debt maintains an annual fixed interest rate of 12% and is due in full, along with the full principal balance of the debt, on September 30, 2004. The debt is convertible, at the lender's option, into shares of iQ Power's common stock at a price and date specified in the original agreement.


8.   SUBSEQUENT EVENT

     Subsequent events not discussed elsewhere in the financial statements include:

     In October 2003, iQ Battery issued EUR 120,000 (equal to approx. US$139,000) of convertible debt due on September 30, 2004 to a private individual. The debt maintains an annual fixed interest rate of 12% and is due in full, along with the full principal balance of the debt, on September 30, 2004. The debt is convertible, at the lender's option, into shares of iQ Power's common stock at a price and date specified in the original agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter "iQ Germany" or "iQ
Battery"), (hereinafter collectively, referred to as "iQ Power" and "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history; risks related to delays in developing, marketing and commercializing the Company's batteries; lengthy development and sales cycles related to the commercialization of battery technologies; the
Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries; competition in the battery industry and competing battery technologies; risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete; dependence on selected vertical markets within the automotive and battery manufacturing industries; general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers; the Company's ability to protect its intellectual property rights; risks related to the Company's proposed acquisitions and the other risks and uncertainties described under "Business - Risk Factors" in Part I of the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 16, 2003.

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The financial statements of iQ Power Technologies Inc. (the "Company" or the "Registrant") are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP). The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

Overview

The Company is an early stage company which was organized in 1991 to develop and commercialize batteries and electric power technology for the automotive industry and other industries. Since that date, it has been engaged primarily in research and product development efforts. The Company has not derived revenues from operations.

The Company's primary product is a "smart" automotive starter battery, the MagiQTM battery, which combines several proprietary features designed to optimize automotive starter battery efficiency. During the first half of 2003, the Company delivered a limited number of its MagiQTM batteries for a pilot program as the first step in the Company's plan to commercialize MagiQTM batteries. In addition, the Company delivered a limited amount of electronic devices to car manufacturers for testing purposes. All tests had positive results, and met or exceeded the technical specification of the products. As a result of that, all parties agreed to continue or expand the testing program. The Company produced a limited production run of MagiQTM batteries during the fourth quarter of 2003 for testing and marketing purposes. The batteries from this production run are already pre-reserved by car manufacturers and automotive suppliers for validation and verification in their respective system environments. The Company decided to postpone its initial plans to commence commercial production of MagiQTM batteries in 2003 until adequate financing would be available.

The Company had a working capital deficit of approximately $99,000 at September 30, 2003, and will need to raise additional financing for working capital purposes and to meet its on-going obligations during the fourth quarter 2003. The Company anticipates that future revenues, if any, will be derived from the sale of MagiQTM batteries, electronic devices based on the Company's proprietary knowhow and licensing of its technologies. The Company does not anticipate it will generate any revenues from the sale of its products until the first half of 2004, assuming that it can raise the funding necessary to commence commercial production of its MagiQTM batteries. See "Need for Additional Capital," below. The Company currently has no service or licensing agreements in place and the Company does not anticipate that it will receive any material revenues from service or license arrangements during 2003.

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

Commercialization Strategy

The Company has undertaken a significant amount of research and development efforts over the past years, and has built specialized knowhow in the area of electrical energy storage. Particularly in the automotive industry, the Company has participated in numerous joint development tasks with various organizations. The Company plans to enter into additional joint research and marketing agreements and to use industry networks as a platform to establish itself as a development partner. As a result of such co-development activities, the Company expects to also secure contracts for the delivery of its products and technologies. Currently, the initial demand in the Company's products is expected to be outsourced to manufacturing partners. Assuming adequate financing is available, the Company plans to pursue opportunities to built its own battery manufacturing facility, which would permit the Company to control the production process and obtain supplier status in the automotive industry. The Company's facility is not anticipated to have the capacity to fulfil the demand of major groups of the automotive industry on an international or global scale. The Company anticipates it will enter into licensing arrangements for expanded mass production of its products with international manufacturing partners.

Besides the automotive industry, other industries show similar demands in the Company's technical solutions.

In order to respond to such demand for storage batteries used in the telecom and other industries, the Company entered into a letter of intent in September 2002 to acquire all of the assets of Gel Electric Technologies, Inc. ("Gel"), a company engaged in the business of manufacturing specialized automotive and storage batteries that use sealed VRLA gelled-electrolyte (GEL), sealed VRLA starved-electrolyte (AGM), and sealed lead acid flooded (WET) technologies. In connection with the letter of intent, the Company made an advance of $150,000 to Gel during 2002 and an additional advance of $75,000 in January 2003. These advances were payable by Gel upon demand of the Company. For the year ended December 31, 2002, the Company reserved $150,000 of the advances as provision for investment due to the weak financial position of Gel and the likelihood that Gel would be unable to repay the advance on demand.

Notwithstanding these reservations (which deal with the collectability of the funds advanced to Gel rather than the acquisition of the Gel technology and assets), the Company and Gel continued to negotiate the terms of a possible acquisition of the Gel technology and assets. The parties elected not to proceed under the letter of intent. In early 2003, a secured creditor of Gel took possession of the Gel operating assets, including its production equipment, after default by Gel under its debt obligations to the secured creditor. These assets were transferred to GE Industries Corporation together with the obligation to repay the Company's advances to Gel of $225,000. GE Industries continued to operate the business previously carried on by Gel pending conclusion of the negotiations between GE Industries and the Company for the acquisition of the Gel assets and intellectual property by the Company. Through September 30, 2003, the Company advanced $236,000 to GE Industries and associated parties in connection with their ongoing negotiations. All funds advanced to Gel and GE Industries are evidenced by promissory notes.

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

In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Due to changes in the exercise price for Stock Options granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25.

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

The Company's Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues. No revenues were recorded in either the three month period ended September 30, 2003 or the three month period ended September 30, 2002.

Total Operating Expenses. The Company had total operating expenses of $463,000 for the three month period ended September 30, 2003, compared to $263,000 for the same period in 2002. Total operating expenses for the three month period ended September 30, 2003 included research and development expenses of $227,000 ($100,000 - 2002) and marketing and general and administrative expenses of $236,000 ($163,000 - 2002). Total operating expenses increased by $200,000 or 76% for the three month period ended September 30, 2003, compared to the same period in 2002. The primary factors contributing to increased operating expenses were the difference in the reversal of the non-cash stock-based compensation expense in the third quarter 2003 compared to 2002, and increased professional fees in connection with the proposed acquisition of Gel. The overall effect of the non-cash stock-based compensation accounted for an expense increase of $152,000 in the three month period ended September 30, 2003, compared to the same period in 2002 (see, note 4(a)).

Research and Development Expenses. Research and development expenses in total were $227,000 for the three months ended September 30, 2003 compared to $100,000 for the same period in 2002, an increase of $127,000 or 127%. Research and development personnel costs increased by $134,000 from $18,000 for the third quarter in 2002 to $152,000 for the third quarter in 2003. The stock-based compensation effect accounted for $126,000 of the total increase in personnel related expenses. Laboratory expenses related to research and development decreased from $71,000 for the three months ended September 30, 2002 to $64,000 for the comparable period in 2003, a decrease of 10%. Research and development office & travel expenses decreased from $11,000 for the three month period ending September 30, 2002 to $5,000 for the same period in 2003. The Company incurred professional fees associated with research and development of $6,000 which were due to the Company's participation in the PEIT-Project; the Company had not incurred any professional fees in the third quarter of 2002.

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $236,000 for the three month period ended September 30, 2003 from $163,000 for the same period in 2002, an increase of $73,000 or 45%. Personnel related expenses increased by $30,000 to $33,000 for the three month period ended September 30, 2003 from $3,000 for the same period in 2002. The stock-based compensation effect (a higher reversal in Q3 2002, than in Q3 2003) accounted for $27,000 of the total increase in personnel related expenses. Professional fees increased to $100,000 for the third quarter in 2003, compared to $39,000 for the third quarter in 2002 due to the Company's increased expenses for the negotiations and due diligence related to the proposed Gel transaction and a payment of credited director's fees to the six directors of the Company. Office & travel expenses increased to $33,000 for the third quarter 2003, compared to $17,000 for the same period in 2002. The increase related to the proposed Gel transaction. Expenses for consulting services decreased from $44,000 for the third quarter in 2002 to $13,000 for the same period in 2003. In the third quarter of 2002 the Company had employed external resources for strategic consulting. Other expenses related to marketing and general and administration for the quarter ended September 30, 2003 included marketing activities at $17,000 ($21,000 - third quarter 2002); investor relations at $18,000 ($18,000 - third quarter 2002); management fees at $18,000 ($18,000 - third quarter 2002); and all other expenses at $4,000 ($3,000 - third quarter 2002).

The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase during the fourth quarter 2003 and in 2004. The Company produced a limited production run of MagiQTM batteries during the fourth quarter of 2003 for testing and marketing purposes. It plans to increase marketing efforts to introduce and commercialize the MagiQTM battery and its other technologies. The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies.

Expenses for general and administration are expected to increase due to restructuring activities for expansion and financing.

Net Loss. The Company incurred a net loss of $401,000 or $0.02 per share for the third quarter of 2003, compared to a net loss of $290,000 or $0.02 per share during the same period in 2002. The Company incurred a gain on foreign exchange of $66,000 for the three months period ended September 30, 2003, compared to a loss on foreign exchange of $27,000 for the same period in 2002.

The Company's Results of Operations for the Nine months Ended September 30, 2003 Compared to the Nine months Ended September 30, 2002

Revenues. No revenues were recorded in either the nine month period ended September 30, 2003 or the nine month period ended September 30, 2002. The Company delivered a limited number of its MagiQTM batteries to automobile manufacturers and industry suppliers for a pilot program as the first step in the Company's plan to commercialize MagiQTM batteries. The Company does not anticipate that it will generate any significant revenues from the sale of MagiQTM batteries until it successfully introduces MagiQTM batteries to a broad commercial market or one or more car manufacturers install MagiQTM batteries as original manufacturer equipment in their vehicles, assuming the Company can raise sufficient financing to commercialize its MagiQTM batteries.

Total Operating Expenses. The Company had total operating expenses of $2,053,000 for the nine month period ended September 30, 2003, compared to $1,204,000 for the same period in 2002. Total operating expenses for the nine month period ended September 30, 2003 included research and development expenses of $948,000 ($531,000 - 2002) and marketing and general and administrative expenses of $1,105,000 ($673,000 - 2002). Total operating expenses increased by $849,000 or 71% for the nine month period ended September 30, 2003, compared to the same period in 2002. The primary factors contributing to increased operating expenses were the non-cash stock-based compensation expense in the second quarter 2003, a reversal of non-cash stock-based compensation expenses in the nine month period ended September 30, 2002, and the strengthening of the Euro versus the US dollar. The overall effect of the non-cash stock-based compensation accounted for an expense increase of $754,000 (see, Note 4(a)).

Research and Development Expenses. Research and development expenses in total were $948,000 for the nine months ended September 30, 2003 compared to $531,000 for the same period in 2002, an increase of $417,000 or 79%. Research and development personnel costs increased by $451,000 from $233,000 for the nine month period ended September 30, 2002 to $684,000 for the same period of 2003. Stock-based compensation accounted for $374,000 of the total increase in personnel related expenses; an additional increase of $67,000 was due to the exchange rate difference of the Euro versus the US dollar in the two periods. Laboratory expenses related to research and development increased from $197,000 for the nine months ended September 30, 2002 to $214,000 for the comparable period in 2003 which also was due to the exchange rate difference of the Euro versus the US dollar in the two compared periods. Research and development office & travel expenses decreased from $40,000 for the nine month period ending September 30, 2002 to $20,000 for the same period in 2003. Consulting services decreased from $25,000 for the nine month period ending September 30, 2002 to $10,000 for the same period in 2003, as the Company had incurred expenses for consulting services related to its quality assurance certification process in the first quarter of 2002. The Company's professional fees associated with research and development decreased to $20,000 in the nine month period ended September 30, 2003, compared to $36,000 in the same period of 2002.

Without taking the stock-based compensation into account, the Company anticipates that research and development expenses will be slightly higher in 2003 as it continues development of its BEM-Battery Energy Manager(R) and SEM-Smart Energy Manager(R) technologies. This anticipation depends on the Company's ability to raise further financial means in order to fund its plans. See "Plan of Operation."

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $1,105,000 for the nine month period ended September 30, 2003 from $673,000 for the same period in 2002, an increase of $432,000 or 64%. Personnel related expenses increased $397,000 to $458,000 for the nine month period ended September 30, 2003 from $61,000 for the same period in 2002. The stock-based compensation effect (a reversal in 2002, an expense in 2003) accounted for $368,000 of the total increase in personnel related expenses. Professional fees increased to $256,000 for the nine months ended September 30, 2003, compared to $165,000 for the same period of 2002 due to the Company's increased expenses for the negotiations and due diligence related to the proposed Gel acquisition. Office & travel expenses increased to $93,000 for the first three quarters in 2003, compared to $67,000 for the same period in 2002, which also related to the increased activity in connection with the proposed Gel acquisition. Consulting fees decreased by $18,000 to $74,000 for the nine months ended September 30, 2003, from $92,000 for the nine months ended September 30, 2002, as the Company had employed external resources for strategic consulting in the third quarter of 2002. Investor relations expenses decreased to $76,000 for the nine months ended September 30, 2003, from $143,000 for the same period in 2002, a decrease of $67,000. This decrease in investor relations expense resulted from the restructuring of investor relations agreements in mid 2002. Other expenses related to marketing and general and administration for the nine months ended September 30, 2003 included management fees at $54,000 ($54,000 - 2002); decreased marketing activities at $78,000 ($82,000 - 2002) and all other expenses at $16,000 ($9,000 - 2002).

The Company postponed its plans to commercialize its MagiQTM battery in 2003, due to limited financial resources. The Company produced a limited production run of MagiQTM batteries during the fourth quarter of 2003 for testing and marketing purposes. The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase in future periods, assuming adequate financing is available to commercialize its MagiQTM batteries and its related energy management technologies. Expenditures related to general and administration are expected to increase if the Company successfully completes a financing transaction (compensation for related transaction costs and professional fees).

Net Loss. The Company incurred a net loss of $1,664,000 or $0.07 per share for the nine month period ended September 30, 2003, compared to a net loss of $924,000 or $0.05 per share during the same period in 2002. The Company incurred a gain on foreign exchange of $398,000 for the nine months period ended September 30, 2003, compared to a gain on foreign exchange of $280,000 for the same period in 2002.

The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQTM battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful. The Company produced a limited production run of MagiQTM batteries during the fourth quarter of 2003 for testing and marketing purposes. The MagiQTM battery is being manufactured by a third-party manufacturer for limited sales in Europe, and the Company does not expect to commence commercial production of MagiQTM batteries until 2004, assuming adequate financing is available. There can be no assurance that the Company will be able to complete additional financings, or - if completed - that those will be at favorable terms for the Company. There can be no assurance that the Company's efforts to commercialize the MagiQTM battery will be successful or that it will not experience delays in introducing its products to the market.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to September 30, 2003, the Company had raised approximately $13,200,000 (net of issuance costs) from the sale of such securities. As of September 30, 2003, the Company had cash and cash equivalents of $420,000, compared to $331,000, at December 31, 2002. The Company had a working capital deficit of $99,000 at September 30, 2003, compared to a working capital deficit of $148,000 at December 31, 2002. In light of the Company's working capital position and prospects at December 31,

2002, the Company's auditors expressed substantial doubt about the ability of the Company to continue as a going concern. The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, and do not reflect adjustments to the carrying value of assets and liabilities, the reported expenses and balance sheet classifications that would be necessary if the appropriateness of the going concern assumption were not appropriate. Such adjustments could be material.

In November 2002, the Company announced another private placement of up to 1,715,000 units of the Company at $0.35 per unit for proceeds of $600,000, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45. Thereof 1,572,853 units for proceeds of $550,500 were issued in November and December 2002. Additional 150,000 units for proceeds of $52,500 were issued in February 2003. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder's fees to non-U.S. persons outside the United States, in connection with the offering consisting of 107,142 common shares. The cost of the finder's fee was netted against the proceeds obtained from the financing. The finder's fees were paid out in February 2003.

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

During the nine month period ended September 30, 2003, the Company received proceeds of approximately $246,000 from the exercise of warrants to acquire 989,285 common shares and approximately $228,000 from the exercise of options to acquire 569,989 common shares.

In September 2003, iQ Battery issued EUR 150,000 (equal to approx. $174,000) of convertible debt due on September 30, 2004 to a private individual. The debt maintains an annual fixed interest rate of 12% and is due in full, along with the full principal balance of the debt, on September 30, 2004. The debt is convertible, at the lender's option, into shares of iQ Power's common stock at a price of EUR0.48 (equal to approx. $0.55) and date specified in the original agreement. The subscribers to the convertible debt were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Subsequent to September 30, 2003, iQ Battery issued EUR 120,000 (equal to approx. $139,000) of convertible debt due on September 30, 2004 to a private individual. The debt maintains an annual fixed interest rate of 12% and is due in full, along with the full principal balance of the debt, on September 30, 2004. The debt is convertible, at the lender's option, into shares of iQ Power's common stock at a price and date specified in the original agreement.

The Company has no further commitments for credit facilities, revolving credit agreements or lines of credit that could provide additional working capital. The Company currently has no external sources of capital and there can be no assurance that the Company will be able to raise sufficient financing to meet its capital requirements on acceptable terms or in a timely manner, if at all.

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

The Company anticipates that it will require an additional financing of up to $1,000,000 to meet its on-going short term and long term obligations during 2003 and to fund its plan of operation. See "Plan of Operation." The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit. In addition, the Company expects to generate revenues from the sales of its products.

The Company is considering the possible acquisition of the remaining assets and technologies of Gel. The Company is also evaluating possible plans to build a battery production facility in Germany and currently has letters of intent for government subsidies and credit financing for building the facility. The Company currently does not have sufficient cash or working capital to pursue either of these opportunities, and the Company would be required to raise additional financing on acceptable terms to complete the acquisition of assets and technologies from Gel and/or to build a manufacturing facility.

Obligations and Commitments

iQ Germany is obligated to pay to Horst Dieter Braun, that company's founding President and Peter Braun, our President, DM 400,000 in connection with iQ Germany's acquisition of the iQ technology and other intellectual property rights. This obligation is equivalent to approximately EUR205,000 ($235,000). The amount is payable only out of (and only to the extent of) the gross profits of iQ Germany, if any. The Company presently believes that it has no financial obligation to either Horst Dieter Braun or Peter Braun in connection with this agreement.

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Mr. Schweizer a consulting fee in the amount of EUR 5,000 (approximately $5,300) per month for such services, of which EUR 2,000 is payable in cash and EUR 3,000 is payable by issuing Mr. Schweizer common shares on a quarterly basis. The agreement had an initial term of 12 months ending June 30, 2003, continuing on a monthly basis thereafter until terminated by either party. As of September 30, 2003, the agreement has not been terminated. The Company has issued Joerg Schweizer 90,100 common shares under the agreement.

In November 2002, the Company entered into a Officer Engagement Agreement with Marco Graf von Matuschka, our Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services, of which $1,500 is payable in cash and $1,500 is payable by issuing Marco Graf von Matuschka common shares. The agreement had an initial term ending March 31, 2003, renewable on a quarterly basis thereafter. As of September 30, 2003, the Company had issued Marco Graf von Matuschka 24,998 common shares under the agreement. On May 16, 1998, Marco Graf von Matuschka resigned as the Chief Financial Officer of the Company effective on June 30, 2003, but continued to serve as Head of Finance and Controlling of iQ Battery Research & Development GmbH, the Company's German subsidiary.

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

In addition, the Company may not be able to adequately predict the amount and timing of its future cash requirements in light of the unpredictable demand, if any, for its MagiQTM battery and the status of its plans related to the acquisition of certain assets and technologies of Gel, plans related to building a battery manufacturing facility in Germany, and plans related to its continuing development of its BEM-Battery Energy Manager(R) and SEM-Smart Energy Manager(R) technologies.

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

Plan of Operation

The Company completed development of the MagiQTM battery and during the first half of 2003 started initial pilot production for testing by automobile manufacturers and industry suppliers. The Company also refined contracts with all suppliers necessary to provide the components that meet the Company's production and quality requirements at negotiated fixed costs.

The Company is currently evaluating production options to enable it to expand its production capacities, including negotiating with battery manufacturers for possible manufacturing arrangements and exploring an opportunity to build a manufacturing facility in the City of Hof, Germany. In connection with the manufacturing facility project, the Company has entered into a letter of intent with the City of Hof, Germany to built a pilot production plant as part of a planned automotive cluster, and the Company applied for government funds in April 2002, and is currently negotiating with banks and investment firms to raise financing for the project. The Company received letters of intent from two German banks for financing a portion of the project, and will require additional financing to pursue the opportunity to construct the manufacturing facility.

The Company is currently considering the possible of specific tangible assets from Gel, payable in part from the funds that the Company has advanced to Gel in interim financing. During fiscal year end 2003, the acquisition of Gel Electronics has been restructured to reflect an acquisition of some of Gel's tangible fixed assets, such as production equipment, which have now become the legal property of a separate holding company.

The Company has delivered smart batteries equipped with the iQ modules and an additional electronic for data recording and storage for a project called PEIT (Powertrain Equipped with Intelligent Technology). The participants in the project PEIT (including the Company, DaimlerChrysler and Knorr Bremse) integrated one vehicle with intelligent Powertrain X-by-wire technology for a simulated testing in September 2002, and are currently in the process of developing a vehicle for street testing. The Company is in the process of completing the design of the Energy managing unit for the project, parts of which have already been delivered. The Company's SEM Smart Energy Management(TM) application ("SEM"), which is incorporated in the Powertrain X-by-wire technology, was introduced at the International Auto Show for Trucks in Frankfurt by the Company and DaimlerChrysler in September 2000.

Since the first fiscal quarter of 2000, the Company has been invited to present its technology on several international conferences and to submit several technical papers. The Company continues to negotiate with battery manufacturers, suppliers to the automotive industry and automakers regarding the use and purchase of its products and/or its technology.

The  Company's  plan  of  operations  for  the  next  twelve  months,   includes
undertaking the following activities:

Research and Development. Over the next twelve months, the Company intends to focus on the following R&D activities: : refining the SEM-Smart Energy Management and BEM-Battery Energy Management ("BEM") technologies and designs, continuous refinement to the MagiQTM battery technologies and design, completing the design of the energy management technology for the intelligent Powertrain X-by-wire technology project, participate in additinional joint development programs, completing development and implementation of continue state of charge
(SOC) and state of health (SOH) software, completing design and development of products related to the diagnosis of the power-net and continuing research in the field of power line communication with the DC-BUS technology. The Company anticipates that it will spend approximately $1,100,000 on research and development during the year ending December 31, 2003.

Production. Over the next twelve months, the Company is planning to undertake the following steps in the field of production: continue production of the MagiQTM battery, evaluating mass production manufacturing alternatives, subject to sufficient financing being provided, planning and constructing a manufacturing facility in Germany, evaluating quality management and assurance programs of suppliers and workflows, negotiating joint ventures, partnership agreements, cooperation agreements or similar agreements with battery manufacturers; developing a program to continuously improve production processes, optimize cost structure and improve product quality; and implement adequate software tools for production planning and scheduling (PPS) and enterprise resource planning (ERP). The Company does not expect to report any production related expenses in the fiscal year 2003. Expenses are expected to increase significantly with the beginning of 2004, if the Company is able to raise financing to commence the commercial production of its MagiQTM batteries.

Marketing. Marketing activities for the following twelve months are expected to include: increase marketing efforts related to the MagiQTM battery system to its key account customers, such as automobile manufacturers, original equipment manufacturers (OEM) customers and after market (AM) distributors; marketing the Company's solutions related to state of charge (SOC) and state of health (SOH) status indications for batteries to car manufacturers and Tier 1 suppliers; marketing electronic devices, software development and technical consulting for the diagnosis of the power net to OEM customers, marketing customized application of the Company's technology for energy storage (MagiQTM) to non-automotive industries and for other applications; and creating awareness and end-user demand for the MagiQTM battery system and the Company's technology for energy management solutions (BEM, SEM). The Company has allocated approximately $100,000 during the year ending December 31, 2003 for marketing efforts.

Financing. The Company intends to continue to focus on securing additional financing over the next twelve months. These financing activities may include debt and/or equity financings, possible joint venture arrangements and governmental loans and/or grants. Expenditures for financing activities may increase substantially due to the condition of the current financial markets and possible changes to the Company's capital requirements. For the year ending December 31, 2003, the Company has budgeted approximately $150,000 for capital raising efforts.

Administrative and General Operating . Over the next twelve months, the Company is preparing to adjust its organizational structure according to the expansion of the Company and its entities. The administrative and general operating budgets for the year ending December 31, 2003 are $1,150,000.

Need for Additional Capital

The Company anticipates that its total operating budget for fiscal year ending December 31, 2003 will be approximately $2,500,000. During the nine month period ended September 30, 2003, the Company used cash of approximately $1,083,000 in operating activities. The Company had a working capital deficit of approximately $99,000 at September 30, 2003. The Company anticipates that it will require additional financing of up to $1,000,0000 during the fourth quarter 2003 to satisfy its working capital requirements through December 31, 2003.

In the event that the Company completes the acquisition of certain of the assets and technologies of Gel, its total budget for the fiscal year ended 2003 is expected to increase significantly.

In addition, the Company will need to raise additional capital in the near future to continue as a going concern. See "Liquidity and Capital Resources" above. The Company may experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events that will increase the Company's need to raise additional financing. The Company cannot assure you that it will be able to obtain more financing or that, if it does, it will be on favorable terms or on a timely basis.

If the Company is unable to raise additional financing on acceptable terms, it may be required to take some or all of the following:

     o    reduce expenditures on research and development;
     o    reduce sales and marketing expenditures;
     o reduce general and administrative expenses through lay offs or consolidation of its operations;
     o suspend its participation in pilot programs that are not economically profitable;
     o    sell assets, including licenses to its technologies;
     o suspend operations of its subsidiary or its own operations until sufficient financing is available; or
     o    sell or wind up and liquidate its business.

Any of these actions may affect the Company's ability to offer competitive products or compete in the market. The Company's inability to offer a competitive product or to effectively compete will affect its ability to continue as a going concern.

Personnel

The Company expects significant changes in its personnel strategy over the next twelve months. Depending on the funding of the erection of a fully owned production site in Germany, the Company expects to increase its workforce. In case the Company would continue with the acquisition of the assets of Gel, the laborforce would also increase. If none of the aforesaid activities could be funded, the Company's personnel strategy is to reduce its research and development capabilities. The Company may hire personnel in marketing and sales once the commercial production of the MagiQTM battery is commenced.

Other Trends and Uncertainties

Foreign Currency Translation Risk

US dollars forwarded to our German subsidiary are translated into Euros for German accounting purposes as soon as the funds are used for their operations. In the consolidation process these loans are translated back into US dollars resulting in foreign exchange gains or losses at the Company's German subsidiary. In the first three quarters of 2003, due to the strengthening of the Euro versus the US dollar, the Company incurred foreign exchange gains of $398,000. The Company believes its risk of foreign currency translation is limited to these inter-company transactions. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

Going Concern

The Company is still in the development stage and could fail before implementing its business strategy. The Company may continue to incur net losses for the foreseeable future and the Company has prepared the accompanying financial statements assuming that it will continue as a going concern. The Company's auditors have expressed uncertainty as to the Company's ability to remain a going concern. Specifically, the ability of the Company to continue to fund the operations of iQ Germany on the current level are in question. In connection with our 2002 Annual Report on Form 10-K, the Company's auditors have expressed substantial doubt as to the Company's ability to continue as a going concern. See "Item 7. Financial Statements -- Note 2." of the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 16, 2003.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2003, there is no material litigation pending against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

During the quarter ended September 30, 2003, the Company issued the following securities in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended.

As of September 30, 2003, the Company had issued Joerg Schweizer, a non-U.S. person outside the United States, 90,100 common shares under the terms of a Financial Public Relations Adviser Consulting Agreement. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act under Regulation S.

As of September, 2003, the Company had issued Marco Graf von Matuschka, a non-U.S. person outside the United States, 24,998 common shares under the terms of an Officer Engagement Agreement. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act available under Regulation S.

In February through June 2003, the Company raised $820,300 through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder's fees to non-U.S. persons outside the United States in connection with the private placement consisting of 175,900 common shares at a deemed price of $0.32 per share. The finder's fee shares were issued in September 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

During the nine month period ended September 30, 2003, the Company received proceeds of approximately $246,000 from the exercise of warrants to acquire 989,285 common shares. The shares were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In September 2003, iQ Battery issued EUR 150,000 (equal to approx. $174,000) of convertible debt due on September 30, 2004 to a private individual. The debt maintains an annual fixed interest rate of 12% and is due in full, along with the full principal balance of the debt, on September 30, 2004. The debt is convertible, at the lender's option, into shares of iQ Power's common stock at a price and date specified in the original agreement. The subscribers to the convertible debt were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Subsequent to September 30, 2003, iQ Battery issued EUR 120,000 (equal to approx. $139,000) of convertible debt due on September 30, 2004 to a private individual. The debt maintains an annual fixed interest rate of 12% and is due in full, along with the full principal balance of the debt, on September 30, 2004. The debt is convertible, at the lender's option, into shares of iQ Power's common stock at a price and date specified in the original agreement. Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-KSB for the years ended December 31, 2002 and 2001 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" and in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2003 under "Item 2. Changes in Securities and Use of Proceeds" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2001 and under "Item 2. Changes in Securities and Use of Proceeds" of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2003 is hereby incorporated by reference to this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are filed as part of this report:

                                  EXHIBIT INDEX

 Exhibit
   No.         Description
 ---------     ------------
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

   2.5(1) By-law Number One General By-Law of iQ Power Technology Inc. dated December 31, 1997, as confirmed on June 30, 1998

   2.6(9) Certificate of Amendment dated July 23, 2002 for iQ Power Technology Inc.

   2.7(9) Amendment to By-law Number One General By-Law of iQ Power Technology Inc. dated June 28, 2002

  10.1(1) Management Agreement dated January 1, 1997, between 3099458 Canada Inc. and Mayon Management Corp. (previously filed as
               Exhibit 6.5)

  10.2(1) Consulting Agreement dated August 25, 1998, between iQ Power Technology Inc. and Mayon Management Corp. (previously filed as
               Exhibit 6.6)

 Exhibit
   No.         Description
 ---------     ------------
  10.3(1)      Employment  Agreement  dated August 31, 1998 with Dr.  Gunther C.
               Bauer (previously filed as Exhibit 6.7)

  10.4(1) Employment Agreement dated August 31, 1998 with Peter E. Braun (previously filed as Exhibit 6.8)

  10.5(1) Form of Confidentiality Agreement between iQ Power Technology Inc. and certain Officers of the Company (previously filed as Exhibit 6.10)

  10.6(1) Form of iQ Germany Confidentiality Agreement (Translated to English)(previously filed as Exhibit 6.13)

  10.7(1) Form of iQ Germany Employee Confidentiality and Nondisclosure Agreement (Translated to English)(previously filed as Exhibit 6.14)

  10.8(1) Cooperation Agreement by and between iQ Battery Research and Development GmbH and BASF Aktiengesellschaft (Translated to English)(previously filed as Exhibit 6.15)

  10.9(1) Confidentiality Agreement by and between iQ Battery Research and Development GmbH and Bayerische Motoren Werke dated July 29, 1997 (Translated to English)(previously filed as Exhibit 6.16)

  10.10(1) Mutual Confidentiality Agreement among iQ Battery Research and Development GmbH, Akkumulatorenfabrik Moll GmbH & Co. KG, and Audi dated May 26, 1998 (Translated to English)(previously filed as Exhibit 6.17)

  10.11(1) Confidentiality Agreement between iQ Battery Research and Development GmbH and Mercedes Benz Aktiengessellschaft dated March 21, 1997 (Translated to English)(previously filed as
               Exhibit 6.18)

  10.12(1) Contract Concerning Industrial Property Rights and Know How by and between Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated March 15, 1995 (Translated to English)(previously filed as Exhibit 6.22)

  10.13(1) Supplementary Contract to the Contract concerning Industrial Property Rights and Know How by and between H. Dieter Braun and Peter E. Braun and iQ Battery Research and Development GmbH dated August 16, 1996 (Translated to English)(previously filed as
               Exhibit 6.23)

  10.14(1)     Extension of Contract  regarding  Industrial  Property Rights and
               Know How by and between Dieter Braun and Peter Braun and iQ Battery Research and Development GmbH dated September 20, 1996 (Translated to English)(previously filed as Exhibit 6.24)

  10.15(1) Agreement (Debt Deferral) by and between iQ Battery Research and Development GmbH and Dieter Braun and Peter Braun dated December 27, 1996 (Translated to English)(previously filed as Exhibit 6.27)

  10.16(1)     Agreement   (Debt  Deferral)  by  and  between  iQ  Research  and
               Development GmbH and Gunther Bauer dated December 27, 1996 (Translated to English)(previously filed as Exhibit 6.28)

 Exhibit
   No.         Description
 ---------     ------------
  10.17(1)     Waiver  among H. Dieter  Braun,  Peter E. Braun,  Gunther  Bauer,
               Karin Wittkewitz and iQ Battery Research and Development GmbH dated December 19, 1997 (Translated to English)(previously filed as Exhibit 6.29)

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
               (previously filed as Exhibit 6.61)

 Exhibit
   No.         Description
 ---------     ------------
  10.30(10)    Amendment  No.  1 to iQ  Power  Technology  2001  Incentive  Plan
               (previously filed as Exhibit 6.62)

  10.31(11)    Media  Relations  Consulting  Agreement  by and  between iQ Power
               Technology Inc. and Andreas Gloetzl  (previously filed as Exhibit
               6.63)

  10.32(11)    Financial Public Relations  Adviser  Consulting  Agreement by and
               between iQ Power Technology Inc. and Jorg Schweizer (previously filed as Exhibit 6.64)

  10.33(11)    Letter of Intent by and between iQ Power  Technology Inc. and Gel
               Electric Technologies, Inc. (previously filed as Exhibit 6.65)

  10.34(12)    Consulting  Agreement by and between iQ Power Technology Inc. and
               Marco Graf v. Matuschka


  31.1 Section 302 Certification of Chief Executive Officer and acting Principal Financial Officer

  32.1 Section 906 Certification of Chief Executive Officer and acting Principal Financial Officer

_____________________
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2) Previously filed as an exhibit to the registrant's registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 1, 1999.
(4) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.
(5) Previously filed as an exhibit to the registrant's registration statement on Form S-8 filed on July 25, 2001.
(6) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001.
(9) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10) Previously filed as an exhibit to the registrant's registration statement on Form S-8 filed on November 8, 2002.
(11) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.
(12) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.


(b)  Reports on Form 8-K.

     Form 8-K filed with the  Securities  and  Exchange  Commission  on June 12,
     2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003.

                                          iQ POWER TECHNOLOGY INC.


                                 By:      /s/ Peter E. Braun
                                     -------------------------------------------
                                          Peter E. Braun,
                                          President and Chief Executive Officer
                                          and acting Principal Financial Officer