Form 10KSB
period 2003-12-31
IQ POWER TECHNOLOGY INC
filed 2004-04-14
CIK 1072667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common shares without par value
(Title of Class)

        Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

        State issuer’s revenues for its most recent fiscal year: $42,000.

        The company is a foreign private issuer. The company is exempt from the rules under the securities exchange act of 1934, as amended prescribing the furnishing and content of proxy statements and the company’s officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions contained in section 16 of the Securities Exchange Act of 1934, as amended.

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

        Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

        The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2003 was 27,563,071, and was 30,969,207 as of March 31, 2004.

        Transitional Small Business Disclosure Format:    Yes [  ]      No [X]

-i-

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiaries, iQ Battery Research and Development GmbH (hereinafter “iQ Germany” or “iQ Battery”) and BarbiQ Power Limited (hereinafter “iQ Barbados” or “BarbiQ”) (hereinafter collectively, referred to as “we,” “us,” “our,” iQ Power” and “the Company”), or developments in the Company’s industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company’s limited operating history, lengthy development and sales cycles related to the commercialization of battery technologies, the Company’s dependence upon a relative concentration of customers in the automotive and battery manufacturing industries; competition in the battery industry and competing battery technologies, risk related to the development of the Company’s battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company’s technologies or the may render its technologies obsolete, dependence on selected vertical markets within the automotive and battery manufacturing industries, general economic risks that may affect the demand for automotive batteries; the Company’s reliance on third-party marketing relationships and suppliers; the Company’s ability to protect its intellectual property rights and the other risks and uncertainties described under “Risk Factors” in Part I of this Annual Report on Form 10-KSB. Such statements are included, among other places, in this document under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We retain a management company to maintain a Canadian office presence for us at Suite 708-A, 1111 West Hastings Street, Vancouver, British Columbia, Canada V6E 2J3, with a telephone number at that location of (604) 669-3132.

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

In 2003, we incorporated a new subsidiary in Barbados, BarbiQ, that will allow us to implement a tax and asset plan as necessary in the future. We have deferred implementation of that plan to date.

We have not been subject to any bankruptcy, receivership or similar proceeding.

BUSINESS

Overview

We are engaged in the development and commercialization of electrical power sources and energy management technologies for the automotive industry and other industries, including the aerospace and defense industry. Our primary expertise lies in the synthesis of patented microelectronic software and communications components with conventional battery technologies and the development of proprietary energy management systems.

The initial market we targeted was the starting, lighting and ignition (“SLI”) battery market. We believe that this market is a mature and stable market composed of a limited number of aftermarket resellers and original equipment manufacturers (so-called “OEMs”). Over the last ten years, new competition and changes in the automotive industry have increased pressure on SLI battery manufacturers to reduce costs and to improve the power and efficiency of the batteries they produce. In response to these conditions and to the increased market demand for smaller and lighter SLI batteries that produce adequate amounts of electrical power, we developed our iQ technology, a battery technology that lowers the weight and increases the electrical output of SLI batteries. The iQ technology has in turn given rise to other applications.

Employing the iQ Technology, we have developed, are developing, or are involved in the development of the following products and product applications:

1.	“Smart” lead/acid automotive starter battery (known as the Generation 1 MagiQTM Battery);
2.	Generation 2 “Smart” lead/acid automotive starter battery with State of Health (SOH)/State of Charge (SOC) External Monitor Capabilities;
3.	PowerLyzer®;
4.	Conceptual Integration of the iQ Technology Platform in 42 volt automotive electrical systems;
5.	DC-BUS Automotive Communication System;
6.	Battery Energy Management (BEM)®;
7.	Smart Energy Management (SEM)®;
8.	Smart Battery Charger.

The evolution of our product line can be indicated by the following Product Pyramid:

The Product Pyramid illustrates the evolution of our products and the dependence on the technology and expertise developed from preceding products and the ongoing application of that expertise to energy management problems. Other potential applications of the iQ technology relate to battery status indicators, energy management systems for modern powernet architectures in vehicles and digital DC powerline communication devices. Specific information on our product line and on-going projects can be found under the subheading, “Products and Technology” below.

Our primary commercial value today rests in our iQ Technology, the products we have developed out of it, and our highly-qualified engineering and scientific research and development personnel team. iQ Germany currently employs 16 engineers and scientists in its Chemnitz, Germany plant on a full- and part-time basis, whose primary focus is research and development. These personnel have considerable experience with the development of starting, lighting and ignition (“SLI”) battery systems and applications. We believe that this combination of expertise has allowed, and will continue to allow, iQ Germany to design and develop battery technologies and energy management solutions that can be implemented in a timely and cost-effective manner.

In addition to our own expertise, we have developed numerous supplier, co-development, and original equipment manufacturer relationships within the automotive and electronics industry with such parties as BASF, Texas Instruments, EURODIS, E. Schnapp & Co., YAMAR Electronics, Gigatronics, DaimlerChrysler, BMW, and Audi, the particulars of which are available in our 2002 10-KSB.

While our iQ Battery technology platform can be applied across a diversified spectrum of industries and applications, ranging from automotive (including electric, hybrid and fuel cell powered vehicles) to stationary applications in telecommunications and standby power sources, we have chosen in light of our own expertise and financial limitations to initially focus on the automotive market and specifically cars and trucks as reflected in the following diagram:

We have reached the stage where we must commercially market our products. We have targeted two products for market penetration in 2003 and 2004: the first is our PowerLyzer® for which first products were shipped in 2003 and further orders are anticipated in 2004, and the second is our core Generation 1 MagiQTM Battery. This stage is an expensive addition to our existing research and development work and substantial management time has been expended over the past 2 years finalizing our supply chain, sourcing contract manufacturers, and marketing the Battery to potential Original Equipment Manufacturer (OEM) users.

The greatest challenge we have faced and continue to face is raising sufficient capital on a timely basis to implement commercial production while maintaining our existing research and development operations and the overhead associated with those operations. Further details of our current financial plan for implementing production can be found below.

In addition to any production we may undertake directly, we anticipate that we will eventually license the iQ technology to automobile suppliers and battery manufacturers or that we will enter into one or more strategic relationships with established battery manufacturers to produce and distribute our battery and energy management products. We currently have no arrangements or agreements to do so.

SLI Industry Background

We believe that the SLI battery industry is a stable, mature industry that is composed of a limited number of aftermarket resellers and OEMs. In 2000, worldwide unit sales in the SLI battery market was estimated at approximately 290 million units with an aggregate market value of $9.7 billion. According to OICA, 58.3 million SLI batteries have been used worldwide in the original equipment car and truck manufacturing industry (with the most important markets being Europe, the United States and Japan as follows: 19.2 million such batteries in use in Europe, 20.1 million such batteries in use in the United States, and 10 million such batteries in use in Japan). About another 120 million units have been used in the original equipment supplier replacement market worldwide. According to industry organizations such as EUROBAT, in the year 2000, the size of the replacement battery market in Europe was approximately about 47 million units, and approximately 50 million units in the U.S.

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

In addition to higher Voltage systems, European manufacturers recently began experimenting with so-called “smart batteries.” A smart battery is a battery equipped with specialized hardware that provides both calculated present state and predicted future state information to its host under software control. A smart battery charger is a battery charger that periodically communicates with a smart battery and alters its charging characteristics in response to information provided by the smart battery. A study of Mercer Management Consulting in May 2002 estimates a demand of about 30 million units of smart batteries for the OE car market in 2010. However, these estimates are not limited to smart batteries (such as our MagiQTM Battery) with integrated monitoring technology, but also includes batteries with intelligent devices incorporated into automobile on board networks (external battery monitors). Our iQ technologies are designed to be integrated into a variety of smart battery applications.

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

Transportation:

•	Original Equipment

•	Aftermarket

Industrial:

•	Motive Power –Traction, Marine and Aviation

•	Standby Power –Stationary, Uninterruptible Power Supply (UPS), Emergency and Remote Sensing

Developmental:

•	Electric Vehicle Technology

•	Fuel Cells Technology

Our focus in both the past and coming year, however, is the Transportation industry and the Motive Power side of the Industrial market.

Transportation

Transportation batteries are the single largest battery market and affect virtually every consumer on a daily basis. There is a tremendous incentive to improve automotive battery performance, a strong incentive to reduce automotive battery price and even an environmental incentive to eliminate the “lead” in lead-acid batteries altogether. Industry analysts predict that smart automotive batteries will be common within five years and that they will become standard on new vehicles within ten years. For the model year 2010, Mercer Management Consultants estimates that at least 13% of all new vehicles equipped with smart energy management systems will require smart batteries. Moreover, the Company anticipates that there will be a growing market for higher Voltage automotive batteries in the coming years. This development is expected to influence how automotive batteries are marketed, and we believe will provide the Company with an opportunity to position our products as more expensive, proprietary brands. The starter battery sector is divided into two distinct product markets: The OEM market and the replacement market.

Original Equipment

The OEM market consists of the sales of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles. We believe that the following represents the most important factors affecting the OEM:

•	Vehicle design based: component weight and space restrictions.
•	The strength of the market for passenger cars, light trucks and sports utility vehicles.
•	Significant consolidation in the automotive industry (e.g., BMW/Mini, DaimlerChrysler, Ford/Volvo, GM/Saab/Fiat).
•	Globalization of OEM procurement activities, which pressure suppliers to do likewise and result in product standardization and, concomitantly, lower prices.
•	Movement of several OEMs into the aftermarket business (i.e., Ford/Kwik Fit).
•	Batteries for the original equipment market have to correspond to the specifications required by the OEM including zero-defect reliability. Supply to the original equipment market is generally linked to research and development cooperation for new products that enable the suppliers to follow the latest technical developments in the market.

•	Vehicle electrical requirements: New architectures of the vehicle’s electrical system (e.g. multi-battery designs, 42-Volt vehicle systems) will enable effective use of x-by-wire technologies, ride control systems and electromagnetic valve train.

Within the transportation industry, we have identified the following 10 macrotrends in positioning our Company and its product line:

•	OEMs are concentrating more on downstream activities resulting in the consequential outsourcing of manufacturing and systems development;
•	OEM's are focused on reducing weight and fuel consumption;
•	the rising importance of vehicle electrical/electronics systems in place of mechanical systems;
•	there is a continuous increase in vehicle electric loads;
•	realization of the need for vehicle-component integration and networking;
•	converting the SLI battery into an electronic systems component;
•	a move toward X-by-Wire and Drive-by-Wire systems based on fail-safe electronic input;
•	42-volt electrical systems to meet the needs of ever-increasing vehicle electric loads;
•	new battery technologies such as NaS (sodium/sulfur), NiMh (nickel/metal hydride), Li-Ion (lithium ion), and LiPo (lithium-polymer technology); and
•	alternative power concepts associated with hybrid and natural gas vehicles.

Replacement—Aftermarket

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

Industrial

The industrial battery segment can be broadly divided into motive power batteries and stationary batteries. Motive power batteries are used in railways, forklifts and other electric vehicles. Stationary batteries are typically used in telecom networks, power plants, emergency lighting, remote power source and uninterruptible power systems, and account for the bulk of the demand for industrial batteries. We have made a strategic decision to defer further work in the stationary battery market at this time.

Motive Power – Traction, Marine and Aviation

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

We intend to vigorously pursue the market for our products for use in these applications within the structure, timing and financial resources of our business plan.

“Smart”lead/acid automotive starter battery (known as the Generation 1 MagiQTMBattery)

How Our iQ Technology Works

Over time, lead-acid batteries lose output capacity due to, among other things, temperature fluctuations and corrosion of internal lead plates. The iQ MagiQTM battery uses an insulated case, an internal microprocessor and a battery acid anti-stratification device to minimize the loss of output capacity. As a result, the iQ battery requires fewer lead plates than a conventional lead acid battery to deliver the required output capacity for a specific application.

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

The Communication Device

Until recently, data transmission in automobile electrical systems used separate data cable and connector systems. YAMAR Electronics has patented technology that permits information and data to be accumulated in the microprocessor and transmitted over DC lines. This technology has successfully been tested and evaluated by BMW, other OEMs, and Tier 1 suppliers. We have entered into a collaborative agreement with YAMAR to develop solutions using their patented technologies in our iQ Battery exclusively for battery applications. In 2000, our company was asked to form a consortium consisting of automobile manufacturers and suppliers in order to standardize this technology. From 2000 to 2003, we actively led a consortium with the participation of, among other manufacturers, BMW, AUDI, RENAULT, PSA and Infineon, and conducted monthly meetings in our offices. A final cooperation agreement between the parties was not reached. We ceased our administrative and management activities for the consortium, and are now concentrating on developing a technology platform in a bilateral approach with individual carmakers and suppliers.

We believe that the YAMAR technology can be developed into a solution that will permit information such as the state of charge (“SOC”) and the state of health (“SOH”) of a battery and other electrical systems to be transferred to the on-board computer or separate status indicators. We believe that an integrated solution can be designed to avoid potential wiring and connector problems and reduce the costs related to wiring and connector installations.

We are collaborating with YAMAR to develop an ASIC solution using this patented technology. As of the filing date of this Annual Report, we have managed to built functioning printed circuit boards of this system. Samples have been sold in small quantities for tests to various customers, such as DaimlerChrysler, Airbus Industries, and the German Rail (Project LEILA), with positive test results in all cases. As a result of the tests, both our Company and YAMAR have been invited to participate in the SPARC project under the lead of DaimlerChrysler.

Performance Specifications and Test Results – iQ Smart Battery – Our First Generation “MagiQTM” battery

The outer dimensions of the current iQ battery, the “MagiQTM” battery, are identical to a conventional 12 Volt lead acid battery in order to facilitate ease of replacement in existing vehicles. In addition, the dimensions and shape of the MagiQTM battery’s terminals are identical to those of conventional batteries. Our battery, however, accepts charges at a much higher rate than conventional batteries. As a result, the MagiQTM battery, as currently developed, requires less amp output to deliver the same performance over time, requires fewer lead plates and weighs approximately 40% less than conventional batteries.

Further information on the test protocols that have been used with our MagiQTM battery can be reviewed in our 2002 10-KSB.

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

The second generation of our MagiQTM Battery builds upon the technologies developed for our MagiQTM battery. Subsequent to the date of this report, we have built first production samples of the second-generation iQ Smart Battery, capable of transmitting the internally computed data on the battery’s state of charge (SOC) and state of health (SOH) to any on-board car computer using powerline communication and the DC-BUS technology or any other standard communication. We have also completed this design to display the actual state of charge and state of health information on a separate display. We anticipate that this type of communication technology will be incorporated into production automobiles over the next decade. In addition, we intend to develop the second generation iQ Smart Battery so that a simple plug-in-display would be able to portray a battery’s state of charge and state of health to the driver or host system. Working demonstrators of this technology are already being installed in test vehicles operated by both the Company and third parties.

PowerLyzer®

Based on our core technology, we have developed and produced a measurement device capable of analyzing the quiescent current in cars without affecting the powernet. In fiscal 2003, we commenced marketing the PowerLyzer® and are targeting increased sales in fiscal 2004.

36-Volt Smart Battery

The automotive industry initiated plans to move from a 14-Volt to a 42-Volt standard. The 14-Volt generator and bordnet Voltage is the current standard, i.e., the amount of Voltage from the alternator needed to keep a 12-Volt battery charged (while 42-Volts would charge a 36-Volt battery). It was anticipated that a 42-Volt system will enable engineers to provide higher power with less current and consequently shrink wires to save cost and weight.

Initial OEM production of 42-Volt vehicles has been delayed and is not anticipated to begin before the 2007 model year. In the past, we had dedicated significant research activities to developing products to meet this demand, but reduced our research in light of this development.

We designed a second generation 36-Volt Smart Battery and battery-control system that we believe will enable automakers to easily transition to the more complex 14/42-Volt vehicle architectures. We believe that our innovative approach integrates components to improve efficiency, fuel economy and reduce emissions while supporting increased vehicle content and features. Based on the results of our development in this field, we are prepared to quickly respond to renewed customer demand for such technology.

Intelligent Automotive Power Train: X-by-Wire

DaimlerChrysler’s Business Unit Powersystems and our Company filed a joint research project application with the European Union—5th Framework Programxiv to develop energy management solutions for an intelligent power train. The Powertrain Equipped with Intelligent Technology project (PEIT) was launched during the third quarter of 2001. Our Company’s responsibility is the complete electrical energy management, including work on the system architecture. Other participants in this project include Knorr Bremse, Diehl Avionic Systeme and Continental AG. The goal of this program is a complete X-by-wire concept in which a vehicle can be safely controlled by digital signals. A concept of this nature requires an uninterrupted power supply and intelligent energy management between redundant battery systems. A key pre-requisite for X-by-wire is redundancy in safety-critical areas such as energy supply and data communication, for which we believe the iQ technology platform is ideally suited. One vehicle has been integrated into a fixed test, with full functionality to emulate drives, another vehicle intended for street tests has been built. We have delivered our smart batteries equipped with the iQ modules and an additional electronic for data recording and storage for this research project. In 2003, we finalized design specifications for an energy managing unit for the project and delivered the unit that has been installed successfully subsequent to the date of this report.

A second program in which we participate is called Secure Propulsion using Advanced Redundant Control (SPARC) and aims at scalable architecture and solutions to be used both in passenger cars and heavy trucks. Again, it is iQ’s role to provide the system architecture and components for safe electrical energy supply.

We believe that the X-by-wire steering system offers the advantages of greater driving safety, since supporting systems (such as steering, braking and transmission functions) are optimally networked to improve handling in critical situations. The introduction of the intelligent powertrain is expected to decrease the number of traffic accidents attributable to driver error.

iQ Systems Integration

Our smart energy management (SEM) technology is designed to combine the necessary supporting components for a turnkey solution that supports next-generation onboard networks in tomorrow’s cars, create new opportunities for alternative drives such as hybrid or zero-emission vehicles and industrial applications. SEM is designed to provide failsafe energy and will – where necessary – be designed redundantly for safety. Among other features, SEM will provide reliable warning levels to onboard-systems, maintenance crew, and the driver. We have developed two capstone products, namely the SEM-Smart Energy Manager® and the BEM-Battery Energy Manager® that we believe will play an important role bridging the complex technology of next generation power systems.

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

The BEM-Battery Energy Manager® can also be used as an immobilizing system to help prevent a vehicle from being stolen. Certain functionalities of the BEM-Battery Energy Manager® have been implemented in the deliveries made to DaimlerChrysler under the PEIT-project (see above).

SEM — Smart Energy Manager®

The SEM-Smart Energy Manager® acts as the “traffic police” within the power system. While the BEM-Battery Energy Manager® is capable of only intra-battery management, the SEM-Smart Energy Manager® can distribute different energy sources and energy loads. With the advent of fuel cells, recuperative braking and other emerging energy sources it will be necessary to introduce automated power management into these systems. The SEM-Smart Energy Manager® decides which source should be used for charging and to which load energy is distributed. It can cut-off loads and prioritize the supply of loads following the safety over comfort-principle. These and additional functionalities have been implemented in the designs realized and delivered under the PEIT-project.

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

Our first objective is to license the iQ technology to leading manufacturers of automotive batteries and to position us as a leading provider of battery and electric power technology to the automotive industry and other industries. Our strategy presently includes the following elements:

•	Marketing to Automakers. We have a pilot program for the MagiQTM battery with major automakers designed to stimulate demand for the iQ technology. We anticipate that our initial marketing efforts with automakers will be concentrated on a relatively small group of companies and will be directed by a small and highly-skilled sales force of sales and application engineers.

•	Collaboration with Engineering Groups. We have enhanced our strategy to get access to major automakers by entering into negotiations with engineering service providers to the automakers. Such companies are often responsible for the design of new models or for testing and failure analysis in existing models. We expect to enter into several cooperation agreements with such companies and to have a better and broader access to our customers, the automakers.

•	Own manufacturing capacities. We are exploring an opportunity to build our own manufacturing facility in order to develop and market the process technology relevant to produce iQ components and products.

•	Marketing to other industries. We have been approached by the non-automotive transportation and the defense industries to develop batteries to solve problems that are similar to those faced by users of SLI batteries. We have sent proposals for development to these companies and have entered into contract negotiations. We have developed and delivered prototype products to the companies for testing and validation. Despite the successful results, we have decided only recently to defer all such activities and to focus on the automotive industry applications as our prime market.

•	License the iQ technology and Develop Manufacturing Relationships. In the future, we intend to license the iQ technology to major automakers, Tier 1 suppliers and established third-party manufacturers of SLI batteries. We may also establish strategic relationships with manufacturers and suppliers of SLI batteries in order to produce commercial quantities of SLI batteries using the iQ technology. We have also had discussions with suppliers regarding integrating the iQ Chip and software technology into their electronic equipment.

•	Competitive Pricing. We anticipate that the retail price of the iQ battery will be comparable to the retail prices of other premium priced SLI batteries.

Industry Relationships

We refer you to our 2002 10-KSB for information on the various relationships we have developed in the automotive and electronics industries. In addition, we have entered into some new relationships in 2003 as described below:

DaimlerChrysler

In 2003 we began participating in another joint filing of a research project under the European 6th Framework program, again under the lead of DaimlerChrysler. The project is called Secure Propulsion using Advanced Redundant Control (SPARC). Subsequent to the date of this report, the SPARC-project was successfully launched.

BMW

In 2003 we received a first order for a newly developed product of our Company, the PowerLyzer®, to be installed in the E-65 (7 series) model, and related services to adjust the product to the customer’s needs.

To date, neither DaimlerChrysler nor BMW have committed to incorporate the iQ technology into any of their commercially available automobiles or other products.

Research and Development

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

We continue to focus our research and development efforts on improving the iQ technology and developing process technology required to manufacture the iQ battery. A key element of our strategy is to complete development of a battery that has completed all relevant testing programs by German auto manufacturers and can be produced in commercial quantities. Since our inception, we have spent a total of approximately $8.6 million on research and development including $1,325,000 in 2003 and $804,000 in 2002.

Competition

Competition in the battery and electronics industry is, and is expected to remain, intense. Our competitors range from early stage companies to major domestic and international companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution, and other resources significantly greater than ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. Our competitors are doing significant development work on various battery systems (including electrochemistries such as NiCd, NiMH and lithium), with significant effort focused on achieving higher energy densities, lower maintenance, lighter weight, longer energy retention and lower cost batteries. We cannot assure you that one or more new, higher power battery technologies will not be introduced which could be directly compete with or be superior to the iQ technology.

We believe that our primary competitors are existing suppliers of automotive and lead-acid batteries. Exide Corporation, Johnson Controls Inc., and Delphi are the primary suppliers of car batteries in North America, followed by East Penn Battery and Douglas Battery. Exide Corporation, VB Autobatterie GmbH (a subsidiary of Johnson Controls Group), Hawker Batteries, Fiamm, Hoppecke (a subsidiary of Johnson Controls Group), Yuasa, Autosil and Delco Remy are the primary suppliers of car batteries in Europe. All of these companies are very large and have substantial resources and market presence. Many are vertically integrated and produce the core components for their batteries from raw or recycled materials, reducing the unit cost of manufacturing. These companies have pursued and implemented aggressive production and manufacturing strategies that have led to substantial competitive advantages in the areas of production efficiencies and integrated distribution and inventory management systems. We expect that we will compete in targeted market segments on the basis of performance, reliability, ease of recycling, and increased battery life. We cannot assure you that we will be able to compete successfully against these companies in any of the targeted market segments.

We may also develop products to compete in market segments including standby power, small batteries for engine starting, and medical and electronics applications. We expect that our primary competition in the market for small lead acid batteries used in non-automotive applications include: Yuasa, Exide Corporation, Matsushita, Hawker, CSB Battery of America Corp. and GS Battery. These companies are large and have substantial resources and market presence. We cannot assure you that we will be able to compete successfully against traditional lead acid batteries in any of the targeted applications.

The market for batteries, and the evolution of battery technology, is very dynamic. Other companies are devoting significant resources to improving existing battery technologies and developing new battery technologies. We cannot assure you that we will be able to compete effectively in any of their targeted market segments.

Intellectual Property Rights

Our success is dependent on our ability to protect our intellectual property rights. We rely principally on a combination of copyright, trademarks, trade secret and patent laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We, through iQ Germany, hold two United States patents related to our technology, both of which will expire in the year 2014. We also hold one European Patent within Germany, which will expire 2014. iQ Germany has also applied for patents related to the iQ technology in Germany and the European Union. We, through iQ Germany, have patents pending which we believe contain claims that will be recognized which cover certain battery temperature sensor and heating element design and configuration matters. iQ Germany filed three additional patent applications in 1999 related to battery technologies that we developed, and two additional patent applications in 2000 related to battery technologies and energy management technologies. In 2001, iQ Germany filed a patent application covering temperature management aspects for batteries. In 2002, two of these patent applications have been approved and granted, one related to our battery technology (a 2001 application) and one related to our battery and energy management technology (a 1998 application). In 2003, three additional patents, applications of which were dating back to 1999 and 2000 have been granted to iQ Germany. We anticipate that we will be granted additional patents on our technology, but we cannot assure you when or if they will be granted.

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

It is possible that the scope, validity, and enforceability of our intellectual property rights could be challenged by competitors or other parties. We are currently in the process of recording our interests in the iQ technology with relevant authorities in applicable jurisdictions. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on our intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

Our subsidiary, iQ Germany, has registered the trademark “iQ” in Germany. iQ Germany has applied for registration of its trademark in the United States, Canada and 10 European countries. We also filed a trademark application for

“iQ” in Japan and India, of which the Japanese mark has been granted to us during 2003. The trademarks: “BEM Battery Energy Management” and “SEM Smart Energy Management” were filed in several classes and countries. We have filed the “MagiQTM” trademark in Germany and in the United States. We have filed the “PowerLyzer” trademark in Germany and the most important EU countries.

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

Employees

As of December 31, 2003, iQ Germany had 16 employees engaged in product research and development on a part- and full-time basis and 12 employees engaged in general and administrative and marketing functions on a part- and full-time basis. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our or iQ Germany’s employees are covered by a collective bargaining agreement, and we believe iQ Germany’s relations with its employees are good. We currently maintain key man life insurance on two of our directors and executive officers, Dr. Günther C. Bauer and Peter E. Braun, which carries a death benefit of 511,292 Euros, respectively, in the event of the death of either Dr. Bauer or Mr. Braun.

RISK FACTORS

We are almost exclusively reliant on the sale of treasury stock for financial liquidity. Our inability to secure additional financing on acceptable terms could prevent or delay us from developing and commercializing the iQ technology which could decrease the value of the shares or adversely affect our ability to continue as a going concern.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. As of December 31, 2003, we had working capital of $62,000. We anticipate that we will require additional financing of approximately $2,000,000 to $2,200,000 during 2004 to fund our anticipated plan of operation and working capital requirements during 2004. In the first two months of fiscal 2004, we received subscriptions for an additional $$640,254. We are seeking additional financing to meet our financial requirements for 2004, but have no further firm commitments or arrangements for such financing nor do we have any historical basis for estimating 2004 revenues. We may require more financing than we anticipate if we experience delays, cost overruns, additional funding needs for joint ventures, or other unanticipated events. If we fail to get the necessary financing on a timely basis, it might:

•	delay and increase the costs of development and commercialization of the iQ technology;
•	cause us to default on some of our financial commitments;
•	prevent us from being able to commercialize the iQ technology;
•	force us to discontinue our operations or to look for a purchaser for the iQ technology or our business, and/or
•	result in the bankruptcy of one or more companies within our corporate group,

all of which would negatively impact your investment in our shares. We cannot assure you that additional financing will be available on a timely basis or on terms acceptable to us or at all.

We have incurred net losses since our inception and we anticipate that losses will continue.

We incurred net loses of $2,294,000 in 2003 and $1,555,000 in 2002. As of December 31, 2003, we have incurred net losses since our inception in the aggregate amount of $14,719,000, and we anticipate that we will continue to incur losses due to a high level of operating and capital expenditures, sales and marketing costs, additional personnel requirements and our general growth objectives. We anticipate that our net losses will increase in the near future as we implement our business strategy and attempt to commercialize our MagiQTM battery. Our ability to earn a profit will depend on the commercial acceptance of our products, which has not yet been achieved, and our ability to exploit our technology. We may never achieve profitability.

We have experienced delays in the development of our technologies and the commercialization of our batteries.

We have experienced various delays in the development of our technologies and our batteries that have adversely affected the commercialization of our batteries and our results of operations. We had anticipated that our MagiQTM batteries would be in commercial production in late 2002 or 2003. However, we experienced delays in our pilot program that will result in the commercial launch of our MagiQTM battery. Our MagiQTM batteries are currently in the pilot program stage and we may not be in position to launch commercial production of our MagiQTM batteries until we raise sufficient capital to undertake such production.

We had also anticipated that we would be in position to license our technology to third-parties, but the delay in the commercialization of our MagiQTM batteries has adversely affected our ability to begin negotiating third party licensing arrangements. In addition, we may experience delays in the development and commercialization of our other technologies similar to those we experienced in developing our MagiQTM batteries. The timing of the development of battery technology is dependent on a number of factors, including availability of capital, changing specification of manufactures, changing technologies and other factors. We cannot assure you that we will be able to complete the development of our technologies in a timely manner or that our technology will be commercially accepted.

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

There may not be enough demand for the iQ technology or for batteries that incorporate the iQ technology to generate revenues yet alone enough revenues so that we will make a profit. If so, this would adversely affect your investment. There are currently no commercially produced lead-acid batteries that use the iQ technology. As a result, the potential demand for batteries that use the iQ technology and the degree to which the iQ technology can meet market demand is difficult to estimate. Our success in gaining market acceptance for the iQ technology will be affected by a number of factors that are beyond our control, such as:

•	the license fees for the iQ technology;
•	the willingness of consumers to pay a premium price for batteries incorporating the iQ technology;
•	specifications of automobile manufacturers;
•	the marketing and pricing strategies of competitors;
•	the development of alternative technologies; and
•	general economic conditions.

We have no history of material revenues. Any revenues we do receive will depend mostly on licensing the iQ technology or selling batteries or other products that incorporate iQ technology which will make us vulnerable to changes in market demand. As a result, any decline in demand could materially, adversely affect our business.

To date we have earned no material revenues from the sale of our products and no revenues from the licensing of our technology. We anticipate that all of our revenues will initially come from fees derived from licensing the iQ technology or, possibly, from the sale of our own batteries that incorporate the iQ technology. We currently have no licensing arrangements for our iQ technology and have only launched a limited pilot program to commercialize our MagiQTM battery. We cannot guarantee that we will receive any revenues from the licensing of the iQ technology or from the sale of batteries or other products incorporating the iQ technology, or that we can generate a profit. If we receive any revenues, the revenues may decrease after an initial period of market introduction due to factors such as:

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

Any inability on our part to recover deposits advanced in support of the Gel Battery Project from which we withdrew in 2003 could adversely affect our working capital

In 2003, we withdrew from the Gel Battery Project to focus on our automotive related products. We have to date written down $225,000 advanced to Gel Electric Technologies, Inc. incidental to that project and are seeking the recovery of an additional $410,000 advanced in support of that project. Although the funds advanced were specifically raised for the purpose of the Gel Battery Project, any failure to recover all or part of those funds will have an adverse affect on our working capital position.

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

Item 2.  Description of Property.

Facilities

iQ Germany occupies approximately 528 square meters of leased office space at its headquarters in Unterhaching, Germany for its product development, marketing, support and administration operations. iQ Germany also occupies approximately 509 square meters of leased office space in Chemnitz, Germany. The Unterhaching lease terminates on February 28, 2005 and the Chemnitz lease may be terminated on the giving of six months’ notice, but not before December 31, 2003. We retain a management company to maintain a Canadian office presence for us in Vancouver, British Columbia, Canada, on a month-to-month basis.

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

Item 4.  Submission of Matters to a Vote of Share Holders.

No matters were submitted to securities holders during the fourth quarter ended December 31, 2003.

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

	NASD Over The Counter Bulletin Board

	US$	US$

	High	Low

2002 First Quarter	1.22	0.75
Second Quarter	0.86	0.54
Third Quarter	0.68	0.30
Fourth Quarter	0.60	0.33

2003 First Quarter	0.50	0.36
Second Quarter	0.90	0.36
Third Quarter	1.00	0.35
Fourth Quarter	0.70	0.44

2004 First Quarter	0.78	0.51

_________________

The closing price for our common shares on the OTCBB was US$0.51 on March 31, 2004.

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

	Frankfurt OTC

	EUR	EUR

	High	Low

2002 First Quarter	1.30	0.85
Second Quarter	0.92	0.62
Third Quarter	0.69	0.33
Fourth Quarter	0.55	0.33

2003 First Quarter	0.49	0.33
Second Quarter	0.80	0.34
Third Quarter	0.72	0.50
Fourth Quarter	0.58	0.37

2004 First Quarter	0.56	0.42

_________________

The closing price for our common shares on the Frankfurt OTC was EUR0 0.43 on March 31, 2004.

Exchange rates with respect to the Euro are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. This exchange rate fluctuates on a daily basis and were as follows on the following specified dates: $0.8717 on March 29, 2002; $0.9856 on June 28, 2002; $0.9879 on September 30, 2002 and $1.0485 on December 31, 2002 $1.0800 on March 31, 2003; $1.1440 on June 30, 2003; $1.1597 on September 30, 2003 and $1.2557 on December 31, 2003;. The noon buying rate of exchange on March 31, 2004 as reported by the United States Federal Reserve Bank of New York for the conversion of Euros into United States dollars was $1.2292 ($1.00 = $EURO0.8135)

The over-the-counter market quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

According to information we recently received from Computershare Trust Company of Canada, our Registrar and Transfer Agent, and the Depository Trust Company, as of December 31, 2003, we had 8 registered shareholders including the Depository Trust Company who had addresses in the United States and who held, as of December 31, 2003, some 5,040,916 of our common shares, representing approximately 24.8% of our outstanding common shares.  The Depository Trust Company reported 72 shareholders of record in North America (including nominees and brokers holding street accounts) holding 4,928,873 Company common shares as of December 31, 2003.

We have never paid dividends on our common shares. We currently intend to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. Our current bank credit agreement prohibits the payment of dividends without prior consent of the lender.

Recent Sale of Unregistered Securities

Private Placements of Securities

We completed the following private placements of unregistered securities during 2003:

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

From February through June 2003, the Company raised $820,300 in capital through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 175,900 common shares at a deemed price of $0.32 per share. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The finder’s fees were paid out in June 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

In October 2003, the Company’s subsidiary iQ Battery Research & Development GmbH issued a convertible loan instrument at 12% interest per annum, due September 2004. The loan terms provide that the holders have the right to convert their respective loans, together with interest thereon, into common shares of iQ Power at a conversion price of EUR 0.48. The Company had the right to repay the loan including interest at any time, prior to the due date. Under this agreement, EUR 120,000 had been subscribed and the lender opted to convert in January 2004.

In November 2003, the Company announced another private placement of 2,222,222 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50.

In December 2003 the Board of Directors decided to increase the private placement allotment to 2,850,000 units. Until December 31, 2003 1,686,666 units for $759,000 were subscribed. Additional advances of $292,000 were already paid in to the company’s trust account for further subscriptions, as of the balance sheet date. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In 2003, 1,622,853 shares for proceeds of $700,284 were issued on the exercise of warrants out of private placements. The combined fair value of the attached warrants issued in 2003, as of the date of the private placement was approximately $1,081,000. The fair value was calculated using the Black-Scholes option-pricing model.

For further information on the above mentioned private placements, please see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.” See also “Item 7. Financial Statements — Notes to the Consolidated Financial Statements.”

Purchases of Equity Securities by the Company and Affiliated Purchases.

There were no purchases of the Company’s securities by the Company or any affiliated purchases during the period covered by this report.

Item 6.   Management’s Discussion and Analysis

Selected Financial Data

Our selected consolidated financial data are qualified and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report and the audited consolidated financial statements and notes included in this annual report. The consolidated statement of operations data for the years ended December 31, 2003, 2002, and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002, are derived from our audited consolidated financial statements which appear in this annual report. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are presented in US dollars.

Year Ended December 31,	2003	2002	2001

(Expressed in United States Dollars; all amounts in thousands except per share data)

Statement of Operations Data:
Sales	$ 42	$ --	$ --
Research & development expenses	$1,296	$ 804	$1,803
Marketing and G&A expenses	$1,679	$1,240	$1,890
Net loss (1)	$2,294	$1,555	$3,754

Net loss per share (1)	$ 0.10	$ 0.09	$ 0.29

Year Ended December 31,	2003	2002

(Expressed in United States Dollars; all amounts in thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents	$1,135	$ 331
Working capital (deficiency)	$ 62	$ (148)
Total Assets	$2,373	$ 1,115
Non-current liabilities	$ --	$ --
Stockholders' equity	$ 507	$ 300

_________________

(1)

Pro forma net loss for the year ended December 31, 2003 would have been $2,294,000 and net loss per share would have been $0.11 per share if compensation cost for the Company’s share options granted to employees had been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123. See, Note 5 (a) of the Company’s financial statements for the years ended December 31, 2003, 2002, and 2001, and “Critical Accounting Policies.”

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

The Company’s financial statements are presented on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of operations. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable value of its assets may decline materially from current estimates.

The Company made a bad debt provision of $75,000 related to certain advances related to a proposed asset acquisition, and the letter of intent related to the acquisition of these assets has expired. The Company wrote off $225,000 in connection with these advances (including $150,000 in 2002). In addition, the Company recorded $410,000 related to a balance originating from deposit payments made in connection with the planned acquisition of assets from a battery manufacturing facility. These assets will be used by a former prospective venture partner, who will eventually acquire these assets and reimburse these advances to the Company. Management believes that the amounts are recoverable in the foreseeable future and that no allowance was made as of December 31, 2003.

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

SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the year ended December 31, 2002 and 2001, the Company issued options to individuals other than employees and directors, which under SFAS No. 123 are recognized as share-based compensation ratably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.

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

The Company is an early stage company and its principal activity to date has been research and development. The Company has derived only small revenues from operations at balance sheet date. The Company initially planned to begin manufacturing its MagiQTM battery during the second half of 2002, with plans to begin marketing the battery in the fourth quarter of 2002. The Company experienced delays due to quality fluctuations in certain outsourced parts. In 2003, the Company successfully produced several hundred products that met the specified quality. Nonetheless, the Company decided to restructure its supplier base and is currently evaluating and assessing potential future suppliers. This has also encouraged management to pursue the task to build own production facilities. The Company will be required to raise additional capital for working capital purposes until sufficient revenues can be generated from the sales of the MagiQTM battery or licensing of the technology. The Company has targeted revenues from the sale of MagiQTM batteries, it PowerLyzer® product and related services beginning in the second quarter of 2004, assuming adequate financing is available to commercialize the Company's products. See "Need for Additional Capital," below.

The Company is currently negotiating service agreements with automotive suppliers and licensing agreements with potential licencees and anticipates that it may, in the future, generate additional revenues from such agreements. Subsequent to December 31, 2003, the Company entered into a Cooperation and Framework agreement with Gigatronik, a German automotive supplier, for the joint development and marketing of the Company’s products, technology and know-how. The Company has incurred substantial losses to date, and there can be no assurance that the Company will attain any particular level of revenues or that the Company will achieve profitability.

Further to above, the Company entered into an agreement regarding the development of X-by-wire vehicles under a European program lead by DaimlerChrysler Group. Under this project the Company is solely responsible for design and development of save electrical power supplies.

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

Prior to June 18, 1999, our financial statements and those of iQ Germany were presented as separate and distinct, as the former shareholders of iQ Germany had a put option to enable them to reverse the August 25, 1998 transaction. That option terminated on June 18, 1999, when we raised in excess of $3,000,000 by equity financing. See “Liquidity and Capital Resources” below.

After June 17, 1999, all financial information is reported on a consolidated basis. Any of our financial information used for comparative purposes prior to June 18, 1999, is financial information of iQ Germany only. All amounts are set forth in U.S. dollars unless provided otherwise.

The Company’s Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues.     We recorded revenues of $42,000 in the fiscal year ended December 31, 2003. In the fiscal year ended December 31, 2002 no revenues were recorded. We had initially anticipated that our MagiQTM battery would be launched during the second half of 2002, however, we experienced production and development delays. During 2003, we delivered a limited number of our MagiQTM batteries for validation and verification in the real car environments of prospective customers as the first step in our plan to commercialize our MagiQTM batteries. We have 4 revenue sources for fiscal 2004: (1) our participation in the PEIT and SPARC projects, (2) the sale of PowerLyzer® products, (3) the sale of MagiQTM batteries and (4) application engineering fees. The majority of our targeted revenue is contingent on a number of factors including raising sufficient additional funding to commercialize our MagiQTM batteries, generating additional sales of the PowerLyzer® product and initial sales of MagiQTM batteries, and concluding contract engineering agreements with parties from existing negotiations. This contingent revenue is in no way assured and is not being relied upon by the Company in its financial projections. See “Liquidity and Capital Resources,” below.

Total operating expenses. Total operating expenses increased by $931,000 to $2,975,000 during the year ended December 31, 2003 from $2,044,000 during the same period in 2002, an increase of 46.0%. The main factor contributing to the increase in expenses was the non-cash stock based compensation expense of $537,000 recorded by us in 2003, compared to a stock based compensation income of $279,000 in 2002. Total operating expenses would have increased by $144,000 in 2003, compared to 2002, if non-cash stock based compensation expense were excluded. Non-cash compensation expense varies from quarter-to-quarter as a result of fluctuating market prices for our equity securities. See “Significant Accounting Policies” and Note 3 to the Financial Statements. Total operating expenses is anticipated to increase in 2004 as a result of planned expenditures related to the production of our MagiQTM batteries. See “Plan of Operation.”

Research and development expenses. Research and development expenses in total increased to $1,296,000 in the year ended December 31, 2003 from $804,000 in 2002, an increase of $492,000 or 61.0%. Research and development personnel costs increased from $399,000 in 2002 to $877,000 in 2003, an increase of $478,000 or 120.0%. The primary factor contributing to the increase was a $370,000 increase in non-cash stock based compensation recorded as personnel related expense in 2003, compared to 2002.

Laboratory expenses related to research and development increased nominally for the year ended December 31, 2003 to $330,000 from $284,000 during the year 2002 as we increased activities regarding the pre-series production of the MagiQTM technology, completed first prototypes of the SEM™ device and developed and produced a smaller amount of the PowerLyzer® product.

We anticipate that research and development expenses will be slightly higher in 2004 as we continue development of our BEM-Battery Energy Manager® and SEM-Smart Energy Manager® technologies. See “Plan of Operation.”

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration increased to $1,679,000 for the year ended December 31, 2003, compared to $1,240,000 for the comparable period in 2002, an increase of $439,000 or 35.40%. Personnel related expenses increased by $464,000 from $115,000 in the year ended December 31, 2002, to $579,000 in the year ended December 31, 2003. This growth was due primarily to non-cash stock based compensation recorded as personnel related expense in 2003, compared to 2002. Professional fees increased to $421,000, compared to $307,000 in the year ended December 31, 2002, which is primarily due to auditing fees and legal expenses related to our Securities and Exchange Commission filings, including the filings that we prepare pursuant to the requirements of the Exchange Act of 1934, as amended. Investor relations expenses decreased to $80,000 for the year ended December 31, 2003, from $229,000 for the same period in 2002, a decrease of $149,000. This decrease in investor relations expense resulted from the restructuring of investor relations agreements in 2002. Expenses for marketing activities remained roughly the same between 2002 and 2003 at just over $100,000. In 2003, a bad debt provision of $75,000 was reserved for a prepayment that we made to Gel Electric Technologies, Inc. in the course of a now expired letter of intent for the acquisition of that company. Changes within our general and administrative expenditures from the year ended December 31, 2003 compared to the year ended December 31, 2002, were nominal consisting primarily in a $60,000 year on year increase in office and travel expenses.

We anticipate that the level of expenditures related to our marketing and general and administration expenses will increase during 2004. See “Plan of Operation.” We anticipate this increase will be due to our increased marketing efforts to introduce our MagiQTM battery. We also expect to increase our efforts to enter into service and licensing arrangements to commercialize our MagiQTM battery and our related energy management technologies.

Losses: As of December 31, 2003, we had an accumulated comprehensive deficit of $14,719,000 compared to $12,425,000 at December 31, 2002. We incurred a net loss of $2,294,000 for the year ended December 31, 2003, compared to a net loss of $1,555,000 in 2002. The Company experienced a basic and diluted loss per share of $0.10 for the year ended December 31, 2003, compared to a basic and diluted loss per share of $0.09 for the year ended December 31, 2002.

We anticipate that losses will increase marginally in 2004 due to overall increased activity and specifically increased costs arising from the marketing of our PowerLyzer® and MagiQTM battery products. Our MagiQTM battery is being manufactured by a third-party manufacturer for limited sales in Europe. There can be no assurance that our efforts to commercialize our MagiQTM battery will be successful or that we will not experience delays in introducing our battery to the market.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. As of December 31, 2003, the Company had cash and cash equivalents of $1,135,000, compared to $331,000, at December 31, 2002. From inception to December 31, 2003, the Company had raised approximately $14,409,000 (net of issuance costs) from the sale of such securities.

From February through June 2003, the Company raised $820,300 in capital through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 175,900 common shares at a deemed price of $0.32 per share. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The finder’s fees were paid out in June 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

In October 2003, the Company’s subsidiary iQ Battery Research & Development GmbH issued a convertible loan instrument at 12% interest per annum, due September 2004. The loan terms provide that the holders had the right to convert their respective loans, together with interest thereon, into common shares of iQ Power at a conversion price of $0.60 (EUR 0.48). The Company had the right to repay the loan including interest at any time, prior to the due date. Under this agreement, $150,000 (EUR 120,000) had been subscribed and the lender opted to convert in January 2004.

In November 2003, the Company announced another private placement of 2,222,222 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50. In December 2003 the Board of Directors decided to increase the private placement allotment to 2,850,000 units. Until December 31, 2003 1,686,666 units for $759,000 were subscribed. Additional advances of $292,000 were already paid in to the company’s trust account for further subscriptions, as of the balance sheet date. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In 2003, 1,622,853 shares for proceeds of $700,284 were issued on the exercise of warrants out of private placements.

The Company advanced $225,000 to Gel Electric Technologies, Inc. in connection with our proposed acquisition of its assets. The Company made a bad debt provision of $75,000 related to these advances, and the letter of intent related to the acquisition of these assets has expired. In 2003, the Company withdrew from the Gel Battery Project to focus on our automotive related products and wrote off a total of $225,000 related to these advances, including $150,000 in 2002. In addition, the Company recorded $410,000 related to a balance originating from deposit payments made in connection with the planned acquisition of assets from a battery manufacturing facility. These assets will be used by a former prospective venture partner, who will eventually acquire these assets and reimburse these advances to the Company. Management believes that the amounts are recoverable in the foreseeable future and that no allowance was necessary as of December 31, 2003. See "Gel Project" below.

The Company currently has no further commitments for equity financing, credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

The Company anticipates that it will require an additional $2,000,000 to $2,400,000 in financing to meet its on-going short term and long term obligations during 2004 and to fund its plan of operation. See “Plan of Operation.” The Company plans to finance its capital needs principally from the net proceeds of its securities offerings and interest thereon and, to the extent available, lines of credit. In addition, the Company expects to generate some revenues from the sales of its products.

The Company anticipates that the level of spending will increase significantly in future periods as the Company undertakes marketing and sales activities related to the commercialization of the iQ technology. In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our commercialization, research, development, testing and business development programs. The Company expects its spending on research and development to continue on the current levels. The actual levels of research and development, administrative and general, and marketing corporate expenditures are dependent on the cash resources available to the Company.

Currently the Company is investigating investment opportunities such as an investment in a production site in Germany. Should the Company proceed with such investments, it anticipates that it will require substantially more funds. The Company currently has commitments in the form of letters of intent for government subsidies and credit financing for the building of a manufacturing plant in Germany. Both are dependent on the availability of equity financing. The successful completion of the financing cannot be guaranteed.

Obligations and Commitments

iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design “iQ” based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design “iQ”. The Company and the shareholders agreed that the shareholders would receive approximately $257,000 (DM400,000; approximately EUR205,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of approximately $6,250 (EUR 5,000) per month for such services. Of the consulting fee, $2,500 (EUR 2,000) is due monthly while the remaining $3,750 (EUR 3,000) is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement had a 12 month term ending July 31, 2003. Effective August 1, 2003, the parties entered into a new agreement on the same basic terms for an 11 month term. For fiscal 2003, the Company has issued Joerg Schweizer 90,100 common shares under the agreements, including 22,500 shares for additional compensation.

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

Contractual Obligations.

The following table sets forth contractual obligations of the Company as of December 31, 2003.

	Less Than 1 Year	One to Three Years	Three to Five Years	More Than 5 Years

Long-Term Debt(1)	nil	nil	nil	nil
Capital Leases	nil	nil	nil	nil
Operating Leases	$147,000	$ 49,000	$ 1,000	nil
Purchase Obligations	nil	nil	nil	nil

(1)	Does not include contingent payable to certain shareholders in the amount of approximately $257,000 (DM400,000; approximately EUR205,000) from future income, if any.

Options and Warrants

As of December 31, 2003, we have outstanding options granted under our stock option plan and by individual agreement and warrants issued in connection with private placements exercisable to acquire in the aggregate 6,267,455 common shares at an average exercise price of $0.44 per share.

Foreign Currency Translation Risk

To date, exposure to foreign currency fluctuations has not had a material effect on our operations. We believe our risk of foreign currency translation is limited. We do not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

Plan of Operation

In the fiscal year ended December 31, 2003, we have been actively undertaking the following initiatives:

Research & Development

We completed the MagiQTM 100 battery design and optimized cost structure and production related technology. Preparations to transfer the design to bigger and smaller battery sized were started, including testing to investigate the appropriate parameters for the battery model, as well as adapting the software for these new battery types.

We successfully implemented our technology into Truck batteries, samples of which had been delivered to one automaker as potential customer.

Validation and verification of our designs took place on a continued basis, as well as benchmarking our products against other products e. g. standard batteries.

We have analyzed the batteries used in the car designs of a major carmaker in order to adjust our software parameters to the customers needs and to use these in the PowerLyzer® product.

We have developed the BattLog-product, a device to be installed for surveillance purposes in order to monitor the electrical power consumption and distribution in cars equipped wit standard batteries. We have also developed the software algorithms and programs to read out and analyze the data acquired by the BattLog device.

Major efforts were made in successfully developing the technologies aiming at our Generation II product, providing for state-of-charge SOC and state-of-health SOH read-outs of the batteries.

We are the first company to systematically acquire data from all our own batteries in the field, as well as from conventional batteries monitored with our BattLog and PowerLyzer® devices. To cope with the ever-growing data amounts, we have begun to develop a software tool allowing the automated interpretation of the raw data. In the future, our customers will be able to send the data to a server and receive the analysis of their data online.

In the course of the PEIT project, we have intensified our work on the SEM Smart Energy Manager™ and have, subsequent to the date of this report, successfully delivered and integrated a first sample to a heavy truck vehicle.

During 2003, we have been invited to participate in another European Research project under the lead of DaimlerChrysler, and have successfully submitted the participation form. The proposal has been accepted and the project SPARC has been successfully launched subsequent to the date of this report.

Production

The bottleneck to the successful commercialization of the iQ product range is the lack of own production capabilities. Given this, we have concentrated our effort in the planning a pilot production plant we hope to erect in Hof, Bavaria, together with architects and production planners. We have been assessing potential partners for the building of the Hof plant and received and discussed numerous offers. Proceeding with the Hof facilities is extremely dependent on raising additional funding.

We have also been involved in consulting and assisting with the planning of the Technical Center of Hof. This technical center will be available to be used by automotive supplier firm that decide to operate facilities in this area. The start of the building of this technical center is anticipated momentarily.

We have negotiated and entered into first agreements with battery manufacturers as potential suppliers and partners for other (non-automotive) markets, but when re-assessing this strategy the opportunities did not seem attractive enough and caused us to decide against the continuation of such relationships.

We, in addition, have been evaluating various situations to acquire battery making plants, but have ultimately decided against such situations.

We have altered technology to provide for more cost efficient and process stabile technology. We refined contracts with all suppliers necessary to provide the components for the ramp-up of the production according to quality requirements and at fixed negotiated costs. In some cases, we decided not to rely on a single source, but to expand the supplier base. We completed test run programs to establish effective quality control programs with selected suppliers. The Company is currently, together with these suppliers, examining mass production options to expand its production capacities in the future.

Marketing & Sales

Our 2003 Marketing and Sales efforts focused on visiting and presenting our technology and products to OEM and Tier 1 and Tier 2 suppliers. In some cases, this has lead to immediate orders for validation and verification purposes. In addition, we made some initial product deliveries to both OEM and After-Market (AM) partners.

We also spent significant time and energy negotiating strategic alliances and cooperation agreements, the results of which we expect to start seeing in 2004 (a cooperation agreement with Gigatronic being the first example).

In many cases we have installed our technology in the cars of such groups, and received detailed data for analysis and problem solving activities. Trust-building, establishing our name brand, and furnishing test products for in-house approval by potential customers getting the name around and the products approved were focal points for our 2003 marketing and sales efforts.

Financing

The majority of our funding in 2003 was obtained through the sale of shares. We continued negotiations with German banks incidental to the Hof project. We received two letters of intent, both of which are contingent upon our raising sufficient equity capital to meet the ratios required by the banks. To date, we are unable to meet these contingencies.

We have actively pursued a pre-education process involving presentations and discussions with the Managing Directors of private and public companies in the automotive industry and the supply industry, as well as related industry – valuating fuel cells, other battery technologies. We anticipate this will act as a precursor to eventual sales efforts within the industries.

Licensing:

We have been receiving representatives from firms abroad that negotiated to acquire licences in our technology. Although we have not yet concluded any such licences, we hope to do so in the foreseeable future based on the status of current and ongoing negotiations.

Gel Project:

On September 4, 2002, we announced that we had entered into a letter of intent for the acquisition of the business and assets of Gel Electric Technologies, Inc., headquartered in Los Angeles, California. Gel was a US manufacturer of specialized automotive and storage batteries with a current emphasis on sealed batteries. We originally planned to acquire Gel to provide us with the specialized manufacturing facilities required to produce its Magic 100 Generation 1 battery, and a bridge for us to expand our manufacturing and marketing efforts into the US. Through fiscal year 2003, we had paid $225,000 to Gel Electric as working capital to be applied against the acquisition cost of the business and assets. We subsequently allowed the letter of intent to lapse but continued to negotiate acquisition terms for the Gel technology and assets.

In early 2003, a secured creditor of Gel took possession of the Gel operating assets, including its production equipment, after default by Gel under its debt obligations to the secured creditor. These assets were in turn transferred to a new company, GE Industries Corporation and we transferred our acquisition negotiations to GE Industries. GE Industries continued to operate the business previously carried on by Gel. To facilitate lower manufacturing costs for the Gel operations and reserve our existing technical management team for work on the commercialization of the MagiQTM battery and related “automotive” projects, we sought a strategic alliance with a manufacturing group for the operation of the Gel battery business. Accordingly, we entered into a second set of negotiations with a manufacturing group operating from Hong Kong to organize a new privately-held company in Hong Kong to be jointly owned by ourselves and the manufacturing group’s principal holding company, which private company would in turn organize manufacturing operations in China. To facilitate the alliance, the Hong Kong group incorporated the proposed private Hong Kong company under the name, “Smart Battery International Limited” (“SBI”) with the intent of it acquiring the operations of a pre-existing Chinese battery manufacturing company, Sunnyway Battery Co. (Sunnyway) of China, as well as organizing a second manufacturing operation utilizing the Gel assets and technology. Through 2003, we continued to fund the project by way of advance payments to be applied against the eventual acquisition cost. In effect the funding was used to disassemble the battery plant operations of GE Industries and ship the plant equipment to Hong Kong. The intention was to designate the assets, once acquired, as our contribution to the proposed Chinese manufacturing operations. Through December 31, 2003, we advanced $300,000 to GE Industries and $96,000 to SBI to secure delivery of the Gel assets in Hong Kong and paid $14,000 to non-related third party suppliers for incidental costs associated with transferring the Gel assets to Hong Kong. We estimate that our full funding commitment to the Gel Project would have been in the $4,000,000 range had we proceeded with the project.

In December 2003, we deferred all “non-automotive” product applications and consequently withdrew from the Gel Project. In 2002, we wrote off $150,000 advanced to Gel and reserved $75,000 in 2003, which has been written off. Accordingly, we have written off a total of $225,000 advanced to Gel.

We entered into negotiations with both GE Industries and SBI to recover the advances we made to them in connection with transferring the Gel assets to Hong Kong. Subsequent to December 31, 2003, we concluded arrangements with SBI for the recovery of our Gel Project advances. We assigned our interest in the Gel notes and GE Industries’ notes aggregating $525,000 to SBI against promissory notes from SBI in similar amounts. We took this step as SBI was already in possession of the Gel assets and had notified us that it intended to proceed with the Hong Kong/China project in spite of our withdrawal. As an operating entity in possession of the Gel assets, we viewed the chances of recovery against SBI as being greater than against GE Industries. SBI also issued us notes for the $96,000 we advanced directly to it. All of the SBI notes pay interest at 6% annually except that no interest shall accrue or be payable on account of $225,000 of the notes until SBI has recovered against the $225,000 notes from Gel. SBI has an option excercisable up to December 31, 2004, to reassign the Gel notes and GE Industries’ notes to us against cancellation of the notes SBI issued to us providing SBI has not acquired an interest in any of the Gel assets.

Hof Project:

We have entered into a letter of intent with the City of Hof, Germany, to pursue the opportunity to build a pilot production plant as part of an automotive cluster that the Bavarian State plans to locate there. In that context, the Company had filed an application for government funds in April 2002, and has been negotiating financings with numerous banks and investment firms, resulting in the issuance of a letter of intent by a major German bank for the loan financing portion of the investment. In 2003 we received a second letter of intent by another German bank institute to participate in the loan financing of the plant. The Hof plant is contingent upon the Company raising and designating to the project an additional $6,000,000 to $8,000,000 in equity capital, resulting in over $25,000,000 for investment and working capital being provided by bank loans and government subsidies. Though negotiations with independent financiers are ongoing, there is no assurance that the Company will be successful in this endeavor.

In September 2000, we showed our SEM Smart Energy Management™ application together with DaimlerChrysler at the International Auto Show for Trucks in Frankfurt.  This resulted in a joint proposal submitted to the European Union for funding of DaimlerChrysler’s intelligent Powertrain X-by-wire concept.  The project, called project PEIT (Powertrain Equipped with Intelligent Technology), was launched during the third quarter of 2001. We are responsible for development and delivery of the complete electrical energy storage and supply system, including work on the system architecture for the project.  Other participants in the project PEIT include: Knorr Bremse, Diehl Avionic Systeme and Continental AG.  In September, one vehicle was integrated into a fixed test stand, with full functionality to emulate drives, and another vehicle intended for street tests is currently being built. iQ has delivered its smart batteries equipped with the iQ modules and an additional electronic for data recording and storage.  iQ is in the process of completing the design of the Energy managing unit for the project. Further to above, the Company was invited to participate in yet another European program lead by the DaimlerChrysler Group regarding the development of X-by-wire vehicles. Under this project the Company is solely responsible for design and development of safe electrical power supplies.

2004 Strategic Initiatives

As part of our strategic plan for fiscal 2004, assuming sufficient funding, we intend to undertake the following activities:

Research and Development

We anticipate that we will spend approximately $900,000 on research and development for the fiscal year ending December 31, 2004. We expect this will be partially compensated by $200,000 in subsidies from European programs. Our research and development initiatives for fiscal 2004 should included:

•	intensifying our research and development operations on the SEM and BEM product family designs;
•	complete and continuously improve refining and supplementing ourMagiQTM product family designs;
•	finalizing our third party testing and validation program;
•	continuing and expanding our joint research activities with car makers in various x-by-wire programs;

•	continuing our state of charge (SOC) and state of health (SOH) software and implementation development; and
•	expediting our activities in the field of power line communication with the DC-BUS technology.
•	expanding our activities in the field of powernet measurement and diagnosis tools (similar to the PowerLyzer(R))

Production

We anticipate that we will spend approximately $500,000 on production related costs and planning activities in fiscal 2004. These activities are targeted to include:

•	commencing production of our MagiQTM battery;
•	continuing and expanding production of the PowerLyzer(R)device
•	continuing the assessment and the qualification of additional manufacturing sites for the production of the MagiQTM battery designs;
•	seeking and concluding joint ventures, partnership agreements, cooperation agreements or similar agreements with battery manufacturers and component suppliers;
•	assessing options to operate own manufacturing sites;
•	enforcing quality management and assurance programs of supplier’s and internal workflows;
•	continuously improving production processes, optimizing cost structure, and increasing product quality; and
•	implementing adequate software tools for production planning and scheduling (PPS) and enterprise resource planning (ERP)

Our production activities are expected to increase substantially if the Hof plant is built. There can be no assurance that this task will be financed, commenced, or completed in fiscal 2004.

Sales and Marketing

We anticipate that we will spend approximately $400,000 on marketing and sales for the fiscal year ending December 31, 2004. These funds will be expending on

•	expanding our marketing activities of our MagiQTM battery system;
•	starting sales of our MagiQTM battery system to OEM customers and AM distributors;
•	marketing the iQ technology and our software as part of our technology for solutions regarding SOC and SOH status indications for batteries to car manufacturers and their Tier 1 suppliers under license agreements or similar agreements;
•	entering into customization programs with customers of the automotive industry and other industries to apply our technology for energy storage (MagiQTM) to their individual demand; and
•	entering into development contracts with customers of the automotive industry and other industries to apply our technology for energy management solutions (BEM, SEM) to their individual demand with the goal of producing and supplying the products to those customers.

Financing activities

Our 2004 operations are extremely contingent upon our raising additional working capital in 2004. We anticipate that we will spend approximately $150,000 for capital raising efforts during fiscal 2004 with a view to

•	seeking additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer so that time-to-market of our first generation of products can be reduced; and
•	generating sales of our products.

Administrative and General Operating

We estimate that our general administrative and operating budget will be approximately $1,200,000 during our fiscal year ending December 31, 2004. In addition to existing general administrative functions, we anticipate

•	intensifying our business development activities towards corporations and alliances;
•	implementing additional corporate governance structures in order to respond to increased internal and external needs;
•	continuously improving public awareness through investor and public relations activities in accordance with the Company’s development;
•	adjusting the structure of the Company organization and work flows along company growth and expansion; and
•	selecting IT-support tools for smoother and more efficient and transparent processes

We anticipate that our total operating budget for fiscal year ending December 31, 2004, will be approximately $2,950,000, and that we will require minimum additional financing of approximately $2,000,000 to $2,400,000 to satisfy our working capital requirements through December 31, 2004.

In the event that we acquire our own production facilities, our total budget for the fiscal year ended 2004 is expected to increase significantly.

In the first quarter of 2004, we received funds out of a private placement but we will need to undertake additional financings in the near future. See “Liquidity and Capital Resources” above. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

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

Going Concern

We are still in the development stage and could fail before implementing our business strategy. We may continue to incur net losses for the foreseeable future and our auditors have prepared the accompanying financial statements assuming that we will continue as a going concern. Our auditors have expressed continued uncertainty as to our ability to continue as a going concern. See “Item 7.  Financial Statements — Note 2.”

Item 7. Financial Statements

Independent Auditors’ Report and Consolidated Financial Statements

iQ POWER TECHNOLOGY INC.
(a development stage company)

December 31, 2003

Independent Auditors’ Report

To the Board of Directors and the Shareholders of
iQ Power Technology Inc.
(a development stage company)

We have audited the consolidated balance sheets of iQ Power Technology Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of loss, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2003, and for the period from October 10, 1991 (date of incorporation) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 2003, and for the period from October 10, 1991 to December 31, 2003, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and to repay its liabilities when they become due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche GmbH
Wirtschaftsprüfungsgesellschaft

Munich, Germany, April 7, 2004

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Balance Sheets
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	December 31, 2003	December 31, 2002

ASSETS

Current Assets
Cash and cash equivalents, (Note 3d)	1,135	331
Accounts receivable	37	--
Receivable from related parties	15	77
Other receivables	45	100
Prepaids and deposits	41	39
Current deposits, (Note 3e)	410	--
Inventory, (Note 3f)	245	120

Total current assets	1,928	667

Non-current Assets
Equipment, net, (Note 3g)	445	448

Total non-current assets	445	448

TOTAL ASSETS	2,373	1,115

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Bank overdraft	182	16
Short-term debt	155	--
Accounts payable	818	537
Accrued payroll and employees benefits	226	82
Advances	292	32
Other/Accrued liabilities	193	148

Total current liabilities	1,866	815

TOTAL LIABILITIES	1,866	815

SHAREHOLDERS' EQUITY

Authorized:
An unlimited number of common shares of no par value
Issued and outstanding:
20,348,227 common shares at December 31, 2002
27,563,071 common shares at December 31, 2003	13,315	10,576
Capital surplus/Additional paid-in	2,108	1,571
Accumulated other comprehensive (loss) income	(1,221)	(446)
Accumulated deficit, during development stage
(after loss allocation to silent partners of $1,024)	(13,695)	(11,401)

TOTAL SHAREHOLDERS' EQUITY	507	300

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	2,373	1,115

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	Cumulative from date of inception to December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001

SALES AND OTHER REVENUE	224	42	--	--

Costs of goods sold	29	29	--	--

GROSS MARGIN	195	13	0	0

EXPENSES
Research and development expenses
Personnel (incl. stock based compensation), (Note 3j)	4,561	877	399	1,392
Laboratory	1,852	330	284	274
Office & Travel	638	39	58	76
Consulting services	637	10	25	3
Professional fees	900	40	38	58

Total Research & Development expenses, (Note 3i)	8,588	1,296	804	1,803

Marketing and general & administrative expenses
Personnel (incl. stock based compensation), (Note 3j)	1,956	579	115	819
Financing	586	10	3	3
Office & Travel	822	202	142	128
Consulting services	706	102	106	101
Professional fees	1,294	421	307	260
Management fees	328	76	72	72
Marketing activities	423	98	108	102
Investor relations	928	80	229	385
Research memberships	100	--	--	--
Provision for investment	225	75	150	--
Other	226	36	8	20

Total Marketing and G&A expenses	7,594	1,679	1,240	1,890

TOTAL OPERATING EXPENSES	16,182	2,975	2,044	3,693

Interest expense	191	17	2	39

TOTAL EXPENSES	16,373	2,992	2,046	3,732

Interest and other income	(154)	(4)	(8)	(6)
(Gain)/loss on foreign exchange	(1,305)	(681)	(483)	28

INCOME/(LOSS) BEFORE INCOME TAX	(14,719)	(2,294)	(1,555)	(3,754)

NET INCOME/(LOSS)	(14,719)	(2,294)	(1,555)	(3,754)

Other comprehensive income (loss), (Note 3m)	(1,221)	(775)	(472)	42

COMPREHENSIVE INCOME/(LOSS), (Note 3o)	(15,940)	(3,069)	(2,027)	(3,712)

Basic and diluted loss per share, on net loss, (Note 3l)	(1.52)	(0.10)	(0.09)	(0.29)

Basic and diluted weighted average
number of shares outstanding	9,700,229	23,242,183	18,114,452	12,730,393

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars; all amounts in thousands)

	Cumulative from date of inception to December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001

OPERATING ACTIVITIES
Net loss	(14,719)	(2,294)	(1,555)	(3,754)
Items not affecting cash
Depreciation and amortization	474	96	100	70
Stock based compensation	2,252	598	(168)	1,662
Changes in non-cash working capital
(Increase) decrease in receivables	(1)	109	41	(21)
(Increase) decrease in prepaids and deposits	(31)	4	125	(84)
Increase (decrease) in accounts payable	817	323	55	249
Increase (decrease) in accrued liabilities	467	140	(10)	8
(Increase) decrease in inventory	(196)	(92)	(20)	(84)

	(10,937)	(1,116)	(1,432)	(1,954)
INVESTING ACTIVITIES
(Additions) of non-current deposits	(410)	(410)	0	0
(Additions) to property, plant and equipment	(844)	(47)	(43)	(173)

	(1,254)	(457)	(43)	(173)
FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	162	147	14	--
Increase (decrease) in due to shareholder	138	0	0	134
Proceeds received from issuance of short term debt	167	167	0	--
Repayment of short term debt	(187)	(187)	0	--
Advances received from external parties	592	265	32	--
Cash acquired on business combination	4,718	0	0	--
Advances from subsidiary	581	0	0	--
Issue of capital stock	7,448	2,678	1,891	2,215
Issuance of atypical shares	1,025	0	0	--

	14,643	3,070	1,937	2,349

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	2,452	1,497	462	222

EFFECT OF FOREIGN EXCHANGE MOVEMENT	(1,317)	(693)	(582)	46

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	0	331	451	183

CASH AND CASH EQUIVALENTS,
END OF PERIOD	1,135	1,135	331	451

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Consolidated Statements of Shareholders' Equity (Deficit)
(Expressed in United States Dollars; all amounts in thousands, except per share data)

	Common shares Shares Amount		Accumulated Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance at December 31, 1999	9,731,620	5,904	396	82	(3,733)	2,649
Net loss	--	--	--	--	(2,359)	(2,359)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	(98)	--	(98)
Exercise of options	15,000	37	--	--	--	37
Stock based compensation	--	--	10	--	--	10

Balance at December 31, 2000	9,746,620	5,941	406	(16)	(6,092)	239
Net loss	--	--	--	--	(3,754)	(3,754)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--	--	42	--	42
Issue of shares	5,203,004	2,132	--	--	--	2,132
Stock based compensation			1,444			1,444
Exercise of options	1,002,500	501	--	--	--	501

Balance at December 31, 2001	15,952,124	$ 8,574	$ 1,850	$ 26	$(9,846)	$ 604
Net loss	--	--	--	--	(1,555)	(1,555)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--		(472)	--	(472)
Issue of shares	4,376,103	1,992	--	--	--	1,992
Stock based compensation			(279)			(279)
Exercise of options	20,000	10	--	--	--	10

Balance at December 31, 2002	20,348,227	$ 10,576	$ 1,571	$ (446)	$(11,401)	$ 300
Net loss	--	--	--	--	(2,294)	(2,294)
Other comprehensive (loss) -
foreign currency translation
adjustments	--	--		(775)	--	(775)
Issue of shares	4,683,145	1,670	--	--	--	1,670
Stock based compensation	138,198	61	370			431
Exercise of warrants	1,622,853	700	--	--	--	700
Exercise of options	770,648	308	167	--	--	475

Balance at December 31, 2003	27,563,071	$ 13,315	$ 2,108	$(1,221)	$(13,695)	$ 507

See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

1.	NATURE OF OPERATIONS

iQ Power Technology Inc. (“iQ Power”) was incorporated under the Canada Business Corporations Act on September 20, 1994. Effective June 17, 1999, iQ Power completed a business combination with iQ Battery Research & Development GmbH (“iQ Battery”). The business combination has been accounted for as a reverse acquisition with iQ Battery being identified as the acquirer. Although iQ Battery is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of iQ Power as the surviving corporation does not change. Hereinafter iQ Power and its subsidiary are referred to as “the Company”.

iQ Battery, established in 1991, is conducting research and product development in the area of intelligent performance-improved battery systems. The Company’s first product is an intelligent car battery, in which electronics, microprocessors and software manage the energy. Additional products, related to energy management in automotive vehicles, have been developed.

Patents have been granted for Germany, thirteen other European countries, and for the United States of America. International patents applications have been filed in nine additional countries. iQ Battery’s legal domicile is Chemnitz, Germany, and it maintains a branch near Munich, where management has its offices. BarbiQ was established in 2003 as an investment holding company and is domiciled in Barbados. Since its inception, BarbiQ has had no significant holdings or operations.

2.	CONTINUING OPERATIONS

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception and as of December 31, 2003, the Company has a positive working capital position. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since going public, the Company’s financing has been primarily obtained through a series of private placements. In May 2001, the Company completed a private placement of 3,000,000 common shares at $0.25 per share for proceeds of $750,000. In September 2001, a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000 was also completed. In the fourth quarter of 2001, the Company raised additional funds through the private placement of 1,019,344 units of the Company at $0.70 per unit for proceeds of $713,541, with each unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of six months following closing and entitling the holder to purchase one additional common share of the Company for $1.00 (see note 5(e) for more details on the warrants).

In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at $0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.85. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at $0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional Common share of the Company for $0.65. In November and December 2002, the Company raised an additional $550,500 in equity capital through the private placement of 1,572,853 units of the Company at $0.35 per unit, each such unit consisting

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

2.	CONTINUING OPERATIONS (Continued)

of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45.

In February 2003, the Company raised $52,500 in equity capital through the private placement of 150,000 units of the Company at $0.35 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.45.

From February through June 2003, the Company raised $820,300 in capital through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42.

In October 2003, the Company’s subsidiary iQ Battery Research & Development GmbH issued a convertible loan instrument at 12% interest per annum, due September 2004. The loan terms provide that the holders have the right to convert their respective loans, together with interest thereon, into common shares of iQ Power at a conversion price of $0.60 (EUR 0.48). The Company had the right to repay the loan including interest at any time, prior to the due date. Under this agreement, $150.000 (EUR 120,000) had been subscribed and the lender opted to convert in January 2004.

In November 2003, the Company announced another private placement of 2,222,222 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50. In December 2003 the Board of Directors decided to increase the private placement allotment to 2,850,000 units. Until December 31, 2003 1,686,666 units for $759,000 were subscribed. Advances of $292,000 were already paid in to the company’s trust account for further subscriptions, as of the balance sheet date. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In 2003, 1,622,853 shares for proceeds of $700,284 were issued on the exercise of warrants out of private placements.

The subscribers to all private placements were non-U.S. persons outside the United States of America. The Company has used the proceeds to fund research and development of iQ Battery’s technology, expansion of the Company’s marketing and sales activities and general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan. In order to increase outsourced production and to build in-house production capabilities, additional financing will be required. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

The Company has signed agreements to jointly develop and market its applications with large corporations. Such alliances involve the utilization of certain aspects of the Company’s technology and know how. The ability of the Company to succeed in these alliances is dependent upon the Company’s ability to obtain additional financing. The Company has been active in its search for such financing. Management believes that the Company will be able to obtain the necessary financing. As of December 31, 2003, the Company’s current financial condition requires the infusion of additional capital in order to continue or expand its current operations. If the Company is unable to obtain the additional financing, the Company will be unable to meet all of its financial obligations. There is no

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
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

These consolidated financial statements include accounts of the Company and its wholly owned subsidiaries iQ Battery and BarbiQ. All inter-company transactions and balances have been eliminated.

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Current deposits

The balance originates from deposit payments made in connection with the planned acquisition of assets from a battery manufacturing facility. These assets will be used by a former prospective venture partner, who will eventually acquire these assets and reimburse these advances to the Company. Management believes that the amounts are recoverable in the foreseeable future and that no allowance is necessary as of December 31, 2003.

(f)	Inventory

The inventory consists of raw materials, mainly electronic components, and are valued at their corresponding acquisition cost. The values shown do not exceed their estimated net realizable values.

(g)	Equipment

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

The carrying value of long-lived assets, principally equipment, is reviewed for potential impairment, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related assets.

(i)	Research and development

Research and development costs are expensed as incurred.

(j)	Stock based compensation

In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company has elected to follow the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (“APB 25”) in accounting for its employee stock based compensation plans. Due to changes in the exercise price for certain Stock Options granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Under variable plan accounting total compensation cost is measured by the difference between the quoted market price of the stock and the amount, if any, to be paid by an employee and is recognized as an expense over the period the employee performs related services. (see Note 5(a)). Stock options granted to non-employees result in the recognition of expenses based upon the fair value of such stock options.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Financial instruments and risk concentration

The Company estimates that the carrying values of its cash and cash equivalents, current receivables, and payables, approximate fair value at December 31, 2003 and 2002 due to the short-term maturity of the balances. Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily cash and cash equivalents. It is the Company’s practice to place its cash and cash equivalents in time deposits at commercial banks with high credit ratings. In foreign locations, local financial institutions are generally utilized for local currency needs. The Company limits the amount of exposure to any particular institution and does not believe it is exposed to any significant credit risk.

(l)	Earnings per Share

The Company presents earnings per share (“EPS”) data in accordance with the requirements of SFAS No. 128. Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options and warrants. At December 31, 2003, 2002 and 2001, all of the 6.3 million, 6.4 million and 3.4 million, respectively, of the exercisable stock options under the Stock Option Plan and outside the Stock Option Plan were excluded from the computation of diluted EPS since their inclusion would have resulted in an antidilutive effect.

(m)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Amounts represent gains and losses on foreign currency translation adjustments.

(n)	Certain Significant Risks and Uncertainties

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

(o)	Accumulated comprehensive deficit

The accumulated comprehensive deficit is based on the accumulated net loss plus the impact of the cumulative foreign currency translation adjustments. The accumulative deficit reported in the Company’s balance sheet is adjusted to exclude the loss that was allocated in the years 1994 to 1998 to the holders of atypical shares of iQ Battery. The accumulated deficit reported in the Company’s income statement does not include a similar adjustment.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Atypical shareholders

Atypical (preferred) shares were issued by the Company’s German subsidiary, iQ Battery, in previous years in order to raise capital for the Company before it was a public entity. The Atypical shareholders had certain information rights, but no voting powers. Furthermore, losses and profits were allocated to the Atypical shareholders accounts as stipulated in the individual Atypical shareholders agreements and the Atypical shares were redeemable. As such, there was no equity recorded on the balance sheet.

When the Company received the proceeds from these Atypical shareholders, it recorded a liability. A liability was recorded because it was stated in the original Atypical shareholder agreements that these proceeds would ultimately be returned to the shareholders. As stipulated in the agreement, a respective portion of the Company’s losses were absorbed by the Atypical shareholders. As such, the accumulated deficit was reduced by that respective amount, and there was a corresponding reduction of the recorded liability. With the completion of the Company’s IPO and the share exchange agreement in 1999, 2.8 million common shares of the company were exchanged for all of the outstanding Atypical shares and the Atypical shares have been cancelled. As such they are no longer in existence.

(q)	Recent pronouncements

In November 2002, the FASB published FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 expands on the accounting guidance of SFAS No. 5, 57, and 107 and incorporates without change the provisions of FIN 34: “Disclosure of Indirect Guarantees of Indebtedness of Others and Interpretation of SFAS No. 5", which has been superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that, at the time a company issues a guarantee, we must recognize an initial liability for the fair value, or market value, of the obligations we assume under that guarantee and must disclose that information in our interim and annual financial statements. The provisions of FIN 45 are required to be applied on a prospective basis to guarantees issued or modified by us on January 1, 2003 and after. The expanded disclosure requirements of FIN 45 were effective for the year ended December 31, 2002. We have no guarantees issued or modified after January 1, 2003 which are accounted for or disclosed under the provisions of FIN 45.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. FIN 46R scopes out many but not all businesses, as business is defined in FIN 46. The FASB partially delayed FIN 46‘s implementation until no later than the end of the first reporting period after March 15, 2004. This statement has had no impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the first interim period beginning after June 15, 2003. Our adoption of SFAS 150 has had no effect on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. We have assessed the impact of SAB 104 and concluded that the adoption of SAB 104 did not have a material impact on our financial statements.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R” or the “Interpretation”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities, or VIEs, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

(r)	Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation used in 2003. Such reclassifications had no effect on the financial position or results of operations.

4.	EQUIPMENT

Equipment is as follows (in thousands):

	December 31, 2003	December 31, 2002

Equipment, at cost	$1,017	$836
Less accumulated depreciation	$571	$388

Net book value	$445	$448

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL

Authorized
An unlimited number of common shares
Issued and outstanding

	Number of Common Shares	Amount ($000)

Balance, January 1, 1998 (iQ Power)	787,896	493
Private placement, issued cash	1,483,874	927

Balance, December 31, 1998	2,271,770	1,420

Shares issued for cash	2,200,000	5,500
Issue costs	--	(653)

Balance, June 17, 1999	4,471,770	6,267
Adjustment for
reverse acquisition on June 17, 1999	--	6,207)

	4,471,770	60

Issued to effect the reverse acquisition	5,120,000	5,495
Warrants exercised during the year	139,850	349

Balance, December 31, 1999	9,731,620	5,904

Options exercised during the year	15,000	37

Balance, December 31, 2000	9,746,620	5,941

Private placements, issued for cash (incl. Finder's Fees)	4,597,944	1,714
Shares issued for conversion of debt	400,000	200
Shares issued for external stock based compensation	205,060	218
Options exercised during the year	1,002,500	501

Balance, December 31, 2001	15,952,124	8,574

Private placements, issued for cash (incl. Finder's Fees)	4,225,853	1,881
Shares issued for external stock based compensation	150,250	111
Options exercised during the year	20,000	10

Balance, December 30, 2002	20,348,227	10,576

Private placements, issued for cash (incl. Finder's Fees)	4,683,145	1,670
Shares issued for external stock based compensation	138,198	61
Options exercised during the year	770,648	308
Warrants exercised during the year	1,622,853	700

Balance, December 30, 2003	27,563,071	13,315

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

The Company has established a Stock Option Plan for employees, officers, directors, consultants, and advisors. The Company has reserved 4,714,000 common shares for issuance under the Stock Option Plan. Thereof 1,600,000 options were granted in the fourth quarter 2003 of which 100,000 are not vested as of the balance sheet date, with an exercise price of $0.44. Of the total 1,600,000 options, 1,500,000 options were vested immediately as of the grant date. Of the remaining 100,000 options, 50,000 will vest in December 2004, and 50,000 will vest in December 2005. Options granted for issuance under the Stock Option Plan generally are not transferable, and the exercise price of stock options must be at least equal to 100% of the fair market value of the common shares on the date of the grant.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
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

The Company grants stock options both under the Stock Option Plan and by way of individual grants outside of the Stock Option Plan. Under the Stock Option Plan the following options and warrants have been granted and remain outstanding at December 31, 2003:

	Stock Options and Warrants	Weighted Average Exercise Price

Outstanding as of December 31, 2000	2,002,650	1.57

Granted during fiscal year 2001	2,612,344	1.17
Exercised during fiscal year 2001	1,002,500	0.50
Forfeited during fiscal year 2001	200,150	1.55

Outstanding as of December 31, 2001	3,412,344	1.01

Granted during fiscal year 2002	4,052,853	0.61
Exercised during fiscal year 2002	20,000	0.50
Forfeited during fiscal year 2002	1,049,344	0.99

Outstanding as of December 31, 2002	6,395,853	0.69

Granted during fiscal year 2003	6,000,103	0.45
Exercised during fiscal year 2003	2,393,501	0.42
Forfeited during fiscal year 2003	3,635,000	0.63

Outstanding as of December 31, 2003	6,367,455	0.44

Options/Warrants exercisable at December 31, 2003	6,267,455	0.44

SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the year ended December 31, 2002 and 2001, the Company issued options to individuals other than employees and directors, which under SFAS No. 123 are recognized as share-based compensation ratably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS No. 148, accounting for Stock-Based Compensation —Transition and Disclosure — an Amendment of FASB Statement No. 123.

On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. On January 18, 2002, the Board of Directors decreased the exercise price of the 1,415,000 options granted under the Plan on June 28, 2001, from $1.37 to $1.00. On June 6, 2003 all outstanding options were repriced to $0.40. Due to the changes, all the options granted under the plan will be accounted for using variable plan accounting under APB 25. On December 31, 2003, the fair value of the Company’s stock was above the adjusted exercise price. Therefore, stock-based compensation expense of $537,000 was recognized.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All amounts below are in $000‘s except per share data.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001

Net loss
As reported	$ (2,294)	$ (1,555)	$ (3,754)
Deduct: Additional stock-based employee
compensation expense determined
under fair value based method for all
awards	$ (354))	$ (292)	$ (2,189)

Pro forma net loss	$ (2,648)	$ (1,847)	$ (5,943)

Loss per share (basic and diluted)
As reported	$ (0.10)	$ (0.09)	$ (0.29)
SFAS No. 123 pro forma	$ (0.01)	$ (0.02)	$ (0.17)

Pro forma net loss	$ (0.11)	$ (0.11)	$ (0.46)

The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the years ended December 31, 2003, 2002 and 2001 were $0.37, $0.32 and $1.22 per share, respectively. The fair value of these options was estimated at the date of grant, using a weighted average volatility factor between 85% and 196% depending on grant date, a dividend yield of 0%, a weighted average expected life of the stock options of 2 — 4 years, and a risk free interest rate of 1.375% to 5.19% depending on grant date.

(b)	Incentive Share Plan

In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, and employees of the Company and its subsidiary as an incentive. The number of shares set aside for issue under the incentive share plan is 2,500,000 common shares. No incentive shares have been granted under this plan as of December 31, 2003. However, the board of Directors decided on Dec 17, 2003 to grant 1,350,000 of these incentive shares in 2004. These incentive shares were granted on January 7, 2004.

(c)	Loss per share

Losses per share calculations give effect to the reverse acquisition described in Note 1.

(d)	iQ share capital

The registered capital of iQ Battery is $51,250 (EUR 51,129), and is fully paid in. All equity securities were acquired by iQ Power as part of the business combination.

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
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

The Company paid a finder’s fee to a non-U.S. person outside the United States, in connection with the offering consisting of 120,000 common shares. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

In September 2001, the Company completed a private placement of 333,333 common shares at $0.75 per share for proceeds of $250,000. The subscriber to the private placement was a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company paid a finder’s fee to a non-U.S. person outside the United States, in connection with the offering consisting of 33,333 common shares. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

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

In May 2002, iQ Power agreed to extend the term of its $1 warrants originally issued in October and November 2001, for an additional 6 months. The original term was 6 months.

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
For the Year Ended December 31, 2003
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

From February through June 2003, the Company raised $820,300 in capital through the private placement of 2,563,437 units of the Company at $0.32 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.42. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company incurred finder’s fees to non-U.S. persons outside the United States, in connection with the offering consisting of 175,900 common shares at a deemed price of $0.32 per share. The cost of the finder’s fee was netted against the proceeds obtained from the financing. The finder’s fees were paid out in June 2003. The shares were issued pursuant to an exemption from registration available under Regulation S of the Securities Act.

In October 2003, the Company’s subsidiary iQ Battery Research & Development GmbH issued a convertible loan instrument at 12% interest per annum, due September 2004. The loan terms provide that the holders have the right to convert their respective loans, together with interest thereon, into common shares of iQ Power at a conversion price of $0.60 (EUR 0.48). The Company had the right to repay the loan including interest at any time, prior to the due date. Under this agreement, $150,000 (EUR 120,000) had been subscribed and the lender opted to convert in January 2004.

In November 2003, the Company announced another private placement of 2,222,222 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50.

In December 2003 the Board of Directors decided to increase the private placement allotment to 2,850,000 units. Until December 31, 2003 1,686,666 units for $759,000 were subscribed. Additional advances of $292,000 were already paid in to the company’s trust account for further subscriptions, as of the balance sheet date. The subscribers to the private placement were non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

5.	SHARE CAPITAL (Continued)

In 2003, 1,622,853 shares for proceeds of $700,284 were issued on the exercise of warrants out of private placements. The combined fair value of the attached warrants issued in 2003, as of the date of the private placement was approximately $1,081,000. The fair value was calculated using the Black-Scholes option-pricing model.

(f)	Issuance of shares due to consulting agreements

On May 7, 2001, the Company entered into a European Investor Relations Consulting Agreement with Magdalena, a non-U.S. person outside the United States. The Company agreed to pay Magdalena a consulting fee in the amount of $62,500 for such services, payable by issuing Magdalena a total of 250,000 common shares, issuable as follows: 20,850 common shares of the Company during the first eleven months and 20,650 common shares in the final month of the agreement. As of June 30, 2002, the Company had issued Magdalena all 250,000 common shares under the agreement. The shares were issued to Magdalena pursuant to an exemption from registration available under Regulation S of the Securities Act. No shares were issued to Magdalena during fiscal year 2003.

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of approximately $6,250 (EUR 5,000) per month for such services. Of the consulting fee, approximately $2,500 (EUR 2,000) is due monthly, while the remaining approximately $3,750 (EUR 3,000) is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of December 31, 2002, the Company had issued Joerg Schweizer 16,900 common shares under the agreement. During the fiscal year 2003, the Company had issued Joerg Schweizer 50,700 common shares under the agreement, as well as another 22,500 common shares for additional compensation. As of December 31, 2003 the Company had issued 90,100 shares to Joerg Schweizer in connection with this agreement.

In August 2002, the Company entered into a Media Relations Consulting Agreement with Andreas Gloetzl, a non-U.S. person outside the United States. The agreement has an initial term of August 1, 2002 through March 15, 2003. The Company agreed to pay Andreas Gloetzl a consulting fee in the amount of $33,800 by issuing Andreas Gloetzl common shares, issuable as follows: The first issuance of 25,000 shares in October 2002, additional 20,000 shares in December 2002, the last installment of 20,000 shares in March 2003. As of December 31, 2002, the Company had issued Andreas Gloetzl 25,000 common shares under the agreement. The outstanding 40,000 shares were issued to Andreas Gloetzl in Q1 2003. As of December 31, 2003 the Company had issued 65,000 shares to Andreas Gloetzl in connection with this agreement.

In November 2002, the Company entered into an Officer Engagement Agreement with Marco Graf von Matuschka, as Chief Financial Officer. The Company agreed to pay Marco Graf von Matuschka a consulting fee in the amount of $3,000 per month for such services. Of the consulting fee, one half was payable by issuing 3,333 common shares. The agreement had an initial term ending March 31, 2003, renewable on a quarterly basis thereafter. As of December 31, 2003, the Company had issued Marco Graf von Matuschka all 24,998 common shares under the agreement.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

6.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements comprised:

(a)	We have a consulting agreement dated August 25, 1998 with a corporation controlled by Mr. French, our Vice-President for Business Development. The agreement was for an initial term of three years (with automatic one-year renewals in the absence of either party taking affirmative action to terminate the agreement). Our agreement with that corporation provides for a base annual fee of $72,000 and for the reimbursement of reasonable expenses incurred on our behalf. The contract has been prolonged by another year until June 30, 2004. Effective September 2003, the monthly fee increased to $7,200 per month. Total management fees for the twelve months ended December 31, 2003 amounted to $76,800.

(b)	iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design “iQ” based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design “iQ”. The Company and the shareholders agreed that the shareholders would receive approximately $257,000 (DM 400,000; approximately EUR 205,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

(c)	As of December 31, 2003, the Company has receivables of $14,550 in connection with loan agreements with shareholders, two of which are directors of the Company. These loans date from prior years.

7.	OPERATING LEASE

The Company has operating leases for certain equipment and facilities. For the years 2003, 2002 and 2001 the operating lease payments were $195,000, $178,000 and $168,000 respectively. As at December 31, 2003 obligations to make future minimum lease payments were as follows (to be made in the years ending December 31, in $000):

Year	Lease payment

2004	147
2005	41
2006	8
2007	1
Thereafter	0
Total	197

8.	INCOME TAXES

The company accounts for its income taxes using the asset and liability approach, as stipulated under SFAS No. 109. For all periods presented the provision for income taxes differs from the federal corporation income tax rate of 25% for Germany (2003, 2002 and 2001), and 40% for Canada and Germany ( prior to 2000) because no benefit was realized for operating losses incurred.

As at December 31, 2003 the Company had total deferred income tax assets relating to loss carry forwards of $8,007,000 (2002 — $3,576,000 and 2001 — $3,046,648) which have been reduced to zero by valuation allowances. The valuation allowance represents the amount of deferred income tax assets that may not be realized based upon expectations of taxable income that are consistent with the Company’s operating history.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

8.	INCOME TAXES (Continued)

As of December 31, 2003 the Company had net operating loss carry forwards of approximately $21,745,000 for corporation income taxes. Thereof $6,847,000 relate to the Company’s operations in Canada and are expected to expire from 2004 through 2010. The remainder of the tax loss carry forwards relates to the Company’s operations in Germany and do not expire under enacted tax laws.

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

In November 2003, the company announced that it has received an order from a leading German automobile manufacturer. The Company delivered goods and services in December 2003, resulting in revenues of $37,000.

12.	SUBSEQUENT EVENTS

Subsequent events not disclosed elsewhere in the financial statements include:

Subsequent to the year ended December 31, 2003, the Company received subscription agreements for an additional $640,254 in equity capital through the private placement of 1,422,786 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50.

The convertible loan, issued in October 2003 of $150.000 (EUR 120,000) was converted into 259,452 common shares of the Company, in January 2004.

In July 2001, the Company instituted an Incentive Plan reserving shares for issue to officers, directors, and employees of the Company and its subsidiary as an incentive. The number of shares set aside for issue under the incentive share plan is 2,500,000 common shares. The board of Directors decided on December 17, 2003 to grant 1,350,000 of these incentive shares in 2004. These incentive shares were granted to individuals (or corporations controlled by them) on February 18, 2004 and deposited into an escrow account. These shares will be released from escrow once cumulative revenues have passed a threshold, which has been identified in the terms of the Plan.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003
(Expressed in United States dollars; tabular amounts in thousands except per share data)

12.	SUBSEQUENT EVENTS (Continued)

Subsequent to December 31, 2003, we concluded arrangements with SBI for the recovery of our Gel Project advances. We assigned our interest in the Gel notes and GE Industries’ notes aggregating $525,000 to SBI against promissory notes from SBI in similar amounts. We took this step as SBI was already in possession of the Gel assets and had notified us that it intended to proceed with the Hong Kong/China project in spite of our withdrawal. SBI also issued us notes for the $96,000 we advanced directly to it. Management believes that the amounts will be recovered during the fiscal year end December 31, 2004, and that no allowance pertaining to the deposits made to GE Industries and SBI is necessary as of December 31, 2003.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees are as follows:

Name	Age	Position

Directors and Executive Officers:

Peter E. Braun	40	Director, President and Chief Executive Officer
Dr. Günther C. Bauer	54	Chief Technical Officer
Russell French	56	Director, Vice-President Business Development
Hans Ambos	69	Director
Rudolf Heinz	63	Director
Gregory A. Sasges	43	Director, Secretary
Marco Graf v. Matuschka	36	Head of Finance and controlling, iQ Battery

Key Employees:

Rolf Köhler	58	Development Engineer
Eckehard Endler	60	Development Engineer
Friedrich-Wilhelm Schütz	62	Head of Material Management, Electronic Production and Quality Control
Steffen Tschirch	42	Head of Research and Development

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

Dr. Günther C. Bauer has served as a director and as our Vice-President for Research and Development and Chief Technical officer since September 1998 and 2003 respectively. From 1994 to the present, Dr. Bauer has also served as Vice-President for Engineering of our subsidiary iQ Germany. From 1993 to 1994, Dr. Bauer was responsible for creating a Profit Center within the Daimler-Benz Group, an German automobile manufacturer, and from 1992 to 1993, he was responsible for business strategy with the TEMIC Group, a wholly-owned subsidiary of Daimler-Benz Aerospace A.G. From 1987 to 1992, Dr. Bauer served in positions with German Aerospace, including Head of Staff of Innovations Field Logic and Director of Corporate Development for Business Aeronautics. Since 1980, Dr. Bauer has been a Lecturer at the University of the Bundeswehr German Forces in Munich, Germany. Dr. Bauer received his Master of Science in Electronics from the Technical University of Munich and his doctorate in Mechanical Engineering from the University of Dortmund in Dortmund, Germany.

Russell French has served as a director since 1994. From December 1994 to August 1998, Mr. French served as our President. From August of 1998 to the present, Mr. French has served as our Vice-President for Business Development. Mr. French has been during the periods indicated a principal of the following private companies organized to manage, organize and find new business ventures: Mayon Management Corp. from 1993 to the present, and 509049 B.C. Ltd. from 1995 to the present. Mr. French is a past director of various other public companies.

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

Rudolf Heinz has served as Director since July 2003. Mr. Heinz was elected a director on June 30, 2003. Mr. Heinz serves on several boards. He is a member and speaker of the Association of minority shareholders. (Schutzgemeinschaft der Kleinaktionaere e.V.) From 1990 till 1993 he served as regional manager for the investment department of the BHF Bank in Frankfurt with additional responsibility for its US, Japanese and English subsidiaries. Between 1982 and 1990 Mr. Heinz served as sole Managing Director for Deutsche Bank Capital Management International GmbH, Frankfurt. Previously he acted as Head Analyst and Financial Analyst at Deutsche Bank AG. Mr. Heinz holds a masters degree in economics of the Saarland University.

Gregory A. Sasges has served as our Secretary since December 1, 1998, and was elected a director on June 30, 1999. Mr. Sasges practices law through his personal corporation and has practiced law continually for the past 17 years with a preferred area of practice in corporate and securities law. Mr. Sasges is a past corporate secretary and director of various other public companies. Mr. Sasges received his Bachelor of Commerce and Bachelor of Laws degrees from the University of British Columbia, Canada, in 1984 and 1985 respectively.

Marco Graf von Matuschka joined iQ Battery in December 2000 as head of finance and controlling resigning from that position at the end of January 2004. He was also appointed our Chief Financial Officer in the fourth quarter of fiscal 2002 and held that position through March 2003. Prior to joining iQ Battery, Mr. Graf von Matuschka worked with Phillip Morris since 1996, mainly as a financial analyst in controlling, but also in the financial accounting and reporting group. Mr. Graf von Matuschka studied Business Administration at the Technical University of Berlin (1995) and also holds a Master of Science Degree in Management from the Stevens Institute of Technology, Hoboken, NJ (1992). Mr. Graf von Matuschka resigned effective January 31, 2004.

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

Audit Committee

The members of the Audit Committee as at December 31, 2003, were Hans Ambos, Russell French, and Rudolf Heinz. Each member of the Audit Committee (with the exception of Mr. French who is presently one of our senior executive officers) was an independent director. The Company does not currently have an audit committee charter. The Audit Committee recommends independent accountants to the Company to audit the Company’s financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company’s interim and year-end operating results with the Company’s executive officers and the Company’s independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Compliance with Section 16(b) of the Exchange Act

The company is a foreign private issuer. The company is exempt from the rules under the securities exchange act of 1934, as amended prescribing the furnishing and content of proxy statements and the company’s officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions contained in section 16 of the Securities Exchange Act of 1934, as amended.

Code of Conduct

As of the date of this report, we are in the process of considering, but have not adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions (including our Chief Executive Officer, Chief Financial Officer and Corporate Controller). We are evaluating the requirements of an appropriate Code of Conduct under Canadian, German and United States law, which has resulted in a delay in its adoption. We anticipate that we will adopt a Code of Conduct in the first half of 2004 and intend to post the Code of Conduct on our Web site. We also intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller by posting this information on our Web site.

The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 10.  Executive Compensation

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the compensation paid to our chief executive officer and each of our four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (each a “Named Executive Officer”) during the fiscal year ended December 31, 2003, 2002, and 2001.

Summary Compensation Table (in United States Dollars)

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

Name and Principal Position	Fiscal Year Ended	Salary (US$)	Bonus (US$)	Ohter Annual Compensation (US$)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	All Other Compensation ($)

Peter E. Braun, President and CEO	2001	102,000	--	--	280,000	--	--	--
	2002	102,000	--	5,146(1)		--	--	1,548(2)

	2003	105,200	--		400,000	--	--

Günther C. Bauer, Chief Technical Officer	2001	96,000	--	--	280,000	--	--	--
	2002	96,000	--	5,146(1)		--	--	--

	2003	99,000	--	--	380,000	--	--	--

_________________

(1)	Represents pension fund contributions made on behalf of these named executive officers.
(2)	Represents payment on personal life insurance policy.

During our most recently completed financial year ended December 31, 2002, we did not have a general pension plan for our directors, officers or employees.

Options to Purchase Securities

During our last completed fiscal year ended December 31, 2003, we did not grant any incentive stock options to our directors and officers. No stock appreciation rights (“SARs”) were granted during this period.

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

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARs at FY-end(#)	Value of unexercised in-the- money options/SARs at FY-end($)

			Exercisable/ Unexercisable	Exercisable/ Unexercisable(1)

Peter E. Braun, President	243,347	39,330	679,153/Nil	85,873/Nil
and CEO
Günther C. Bauer,	147,301	23,956	755,199/Nil	98,080/Nil
Chief Technical Officer

_________________

(1)	Based on the closing price of the Company's common shares as quoted on the NASD OTCBB of $0.55 for December 31, 2003.

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

The maximum number of the shares reserved for issuance under the Stock Option Plan, as amended, is 4,714,000 shares. As of December 31, 2003, a total of 2,967,352 options were issued and unexercised under the Stock Option Plan. On December, 2003, we granted options exercisable to acquire 1,600,000 shares of which 100,000 shares are not vested on December 31, 2003.

Set forth below is a table that reflects the history of the Company’s option grants and the repricing for options outstanding as of December 31, 2003:

Report on Repricing of Options

Original Grant Date	# of Options outstanding as of Dec 31, 2003	Original Exercise Price	Repriced Exercise Price June 12, 2000	Repriced Exercise Price Jan 16, 2001	Repriced Exercise Price Jan 18, 2002	Repriced Exercise Price June 6, 2003

Dec 17, 2003	1,600,000	$ 0.44	--	--	--	--
Jan 18, 2002	30,000	$ 1.00	--	--	--	$0.40
June 28, 2001	904,153	$ 1.37	--	--	$1.00	$0.40
Jan 16, 2001	142,000	$ 0.50	--	--	--	$0.40
June 12, 2000	126,500	$ 1.50	--	$0.50	--	$0.40
Oct 15, 1999	20,000	$4.375	$1.50	$0.50	--	$0.40
July 7, 1999	52,699	$ 3.75	$1.50	$0.50	--	$0.40
June 28,1999	32,000	$ 2.50	$1.50	$0.50	--	$0.40
Dec 1, 1998	60,000	$ 2.50	$1.50	$0.50	--	$0.40

Total	2,967,352

Peter Braun, our Chief Executive Officer, held 280,000 of the 1,295,000 options granted in June 2001 and January 2002 and repriced in 2003 as reflected in the above table. Mr. Braun also held 242,500 options of the 843,000 options granted on January 16, 2001 and prior and repriced in 2003 as reflected in the above table. Günther C. Bauer, our Chief Technical Officer, held 280,000 of the 1,295,000 options granted in June 2001 and January 2002 and repriced in 2003 as reflected in the above table. Mr. Bauer also held 242,500 options of the 843,000 options granted on January 16, 2001 and prior and repriced in 2003 as reflected in the above table. On June 06, 2003, the Board of Directors determined that it was in the best interest of the Company to reprice the 1,295,000 issued and still outstanding stock options originally granted by the Company on January 18, 2002 and June 28, 2001. The Company’s Board of Directors approved a stock option repricing program. Under the program, all stock options having an exercise price of $1.00 and granted under the Company’s Stock Option Plan, including directors and Named Executive Officers, were repriced at an exercise price of $0.40 per share. At the same time, all options issued on June 20, 2000 and prior, and still outstanding, in total 843,00 options, were repriced from $0.50 to $0.40. The new exercise price represented a 2.5% premium over the then market price of $0.39 per share of common stock. Other than the lower exercise price, each repriced stock option under the repricing program retained the terms of the original grant, including the same vesting terms, number of shares and expiration date.

The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of our common stock subsequent to the original grant of the options. The Board determined that the options having an exercise price of $1.00 no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The Board believed that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

The following named executive officers held the following options that were repriced in 2003:

Name	Number of securities underlying options	Exercise Price before repricing	Repriced Exercise Price

Peter E. Braun, President	280,000	$1.00	$0.40
and CEO	242,500	$0.50	$0.40

Günther C. Bauer, Chief	280,000	$1.00	$0.40
Technology Officer	242,500	$0.50	$0.40

Ten-Year Option/SAR Repricings

The following table reflects the participation of our Chief Executive Officer and each Named Executive Officer in any option repricing by our Company over the past 10 years:

Name & Position	Date (of Repricing)	Securities Underlying Options/SAR Repriced or Amended (%)	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Term Remaining at Date of Repricing or Amendment

Peter E. Braun,	Jan 16, 2001	320,000	$0.50	$1.50	$0.50	8.0 years
President and	Jan 16, 2001	80,000	$0.50	$1.50	$0.50	8.5 years
Chief Executive	Jan 18, 2002	280,000	$0.95	$1.37	$1.00	9.5 years
Officer	June 06, 2003	42,500	$0.39	$0.50	$0.40	7.0 years
	June 06, 2003	120,000	$0.39	$0.50	$0.40	5.5 years
	June 06, 2003	80.000	$0.39	$0.50	$0.40	6.0 years
	June 06, 2003	280,000	$0.39	$1.00	$0.40	8.0 years
Günther C. Bauer,	Jan 16, 2001	320,000	$0.50	$1.50	$0.50	8.0 years
Chief Technology	Jan 16, 2001	80,000	$0.50	$1.50	$0.50	8.5 years
Officer	Jan 18, 2002	280,000	$0.95	$1.37	$1.00	9.5 years
	June 06, 2003	42,500	$0.39	$0.50	$0.40	7.0 years
	June 06, 2003	120,000	$0.39	$0.50	$0.40	5.5 years
	June 06, 2003	80,000	$0.39	$0.50	$0.40	6.0 years
	June 06, 2003	280,000	$0.39	$1.00	$0.40	8.0 years

Long-Term Incentive Plans

The Company has a long-term incentive plan although no cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities) was paid or distributed to the executive officer listed or any other person, company, or entity during the most recently completed financial year under that plan. The Incentive Plan was adopted by shareholders in 2001 and amended in 2002 and provides for the issue of up to 2,500,000 Common Shares to valued directors, key employees, and consultants of the Company and similar such persons to encourage those persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons. The shares issued pursuant to the Incentive Plan will be issued at a discount to market price on the basis of resale restrictions prohibiting their being sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by a plan participant until the Company meets certain performance requirements. Such restrictions on transfer shall, to the extent that such shares of Common Stock have not previously been forfeited to the Company, lapse on the last day of the fiscal period in which the Company shall have generated cumulative net revenue from inception of $2,500,000 or more, calculated in accordance with United States generally accepted accounting principles. The shares awarded or sold under the Plan shall be forfeited to the Company if the Company shall not have generated cumulative net revenues from inception of $2,500,000 or more, calculated in accordance with United States generally accepted accounting principles, prior to December 31, 2006. Certificates for the shares shall be issued in the plan participant’s respective names and shall be held in escrow by the Company until all restrictions lapse or such shares are forfeited. No incentive shares have been granted under this plan as of December 31, 2003. However, the board of Directors decided on December 17, 2003 to grant 1,350,000 of these incentive shares in 2004. These incentive shares were granted on February 18, 2004.

Director Compensation

Other than compensation paid to Peter Braun and Günther Bauer, as disclosed above under the sub-heading “Compensation of Directors and Officers,” our directors have received cash compensation for their services rendered during our most recently completed financial year in accordance with the shareholder resolution as outlined below.

Our shareholders approved the payment to each of our directors of an annual stipend of $2,500 together with an honorarium of $250 for each board meeting that our directors attend in the annual meetings of our shareholders held in each of 2001, 2002, and 2003. For the fiscal years ended December 31, 2002 and 2001, the directors deferred taking payment of the approved fees due to the financial position of our Company in those years. In fiscal 2003, the Company paid both the stipends and honorariums generally described above for fiscal years 2001 through 2003 in total of $47,500.

We do not have any non-cash compensation plans for our directors and we do not propose to pay or distribute any non-cash compensation during the current financial year, other than by granting stock options.

Employment and Consulting Agreements

Effective September 1, 1998, Peter E. Braun and Dr. Günther C. Bauer entered into employment agreements with us providing for annual salaries of $102,000 ($8,500 per month) and $96,000 ($8,000 per month), respectively. Mr. Braun’s and Dr. Bauer’s employment agreements are for a term of five (5) years. Both agreements were extended through June 30, 2004, at increased rates effective September 1, 2003, of $9,300 and $8,750 per month respectively.

Each of our Named Executive Officer’s employment agreements mentioned above are governed by the laws of Germany.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth as of December 31, 2003 information concerning the beneficial ownership of our shares, by persons who are known by us to own beneficially more than 5% of shares, by each of our directors, by each of our Named Executive Officers and by all of our directors and executive officers as a group. The calculations in the table are based on an aggregate of 27,563,071 shares outstanding as of December 31, 2003. Unless otherwise noted all addresses of the beneficial owners are Erlenhof Park, Inselkammer Strasse 4, D-82008, Unterhaching, Germany. The symbol “*” indicates that the amount shown is less than 1% of outstanding shares.

Name and Address of Beneficial Owner	Number of sharees	Precentage of Class

Günther Bauer(1) Erlenhof Park Inselkammer Strasse 4 D-82008 Unterhaching, Germany	1,655,199	5.84%

Peter E. Braun(2) Erlenhof Park Inselkammer Strasse 4 D-82008 Unterhaching, Germany	1,409,153	4.99%

Russell French(3)	420,001	1.50%
Suite 708-A
1111 West Hastings Street
Vancouver, B.C. V6E 2J3

Hans Ambos(4) Erlenhof Park Inselkammer Strasse 4 D-82008 Unterhaching, Germany	315,000	1.13%

Rudolf Heinz(5) Erlenhof Park Inselkammer Strasse 4 D-82008 Unterhaching, Germany	90,000	*

Gregory A. Sasges(6)	170,000	*
Suite 708-A
1111 West Hastings Street
Vancouver, B.C. V6E 2J3

All Directors and Officers as a Group(7)	4,059,353	13.56%

_________________

(1)	Includes vested options exercisable to purchase 755,199 shares within 60 days of December 31, 2003.
(2)	Includes vested options exercisable to purchase 679,153 shares within 60 days of December 31, 2003.
(3)	Includes vested options exercisable to purchase 420,000 shares within 60 days of December 31, 2003.
(4)	Includes vested options exercisable to acquire 255,000 common shares within 60 days of December 31, 2003.
(5)	Includes vested options exercisable to acquire 90,000 common shares within 60 days of December 31, 2003.
(6)	Includes vested options exercisable to acquire 170,000 common shares within 60 days of December 31, 2003.
(7)	Includes vested options exercisable to purchase, in the aggregate, 2,369,352 shares within 60 days of December 31, 2003.
*Less than 1%.

Securities Authorized for Issuance Under Compensatory Plans

The following table includes information as of December 31, 2003, for all compensatory plans previously approved by our security holders and all compensatory plans not previously approved by our security holders.

Equity Compensatory Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans	2,967,352	$ 0.42	2,508,500	(1)
Approved by Security Holders

Equity Compensation Plans Not	nil	--	nil
Approved by Security Holders

Total	2,967,352		2,508,500

(1)	Includes 8,500 shares available for issuance under future stock grants and 2,500,000 shares available for issuance under our incentive stock plan (of which 1,600,000 were issued in 2004).

Item 12. Certain Relationships and Related Transactions.

iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design “iQ” based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design “iQ”. The Company and the shareholders agreed that the shareholders would receive approximately $257,000 (DM400,000; approximately EUR205,000) from future income. Any amounts paid will be charged to operations as a current expense. No other amounts are due as the Company has not realized any applicable revenues or royalties.

We entered into a consulting agreement dated August 25, 1998 with a corporation controlled by Mr. French, our Vice-President for Business Development. The agreement was for an initial term of three years (with automatic one-year renewals in the absence of either party taking affirmative action to terminate the agreement). Our agreement provides for a base annual fee of $72,000 ($6,000 per month) and for the reimbursement of reasonable expenses incurred on our behalf. Effective April 1, 2003, the contract was assigned to another company controlled by Mr. French. Effective September 2003, the monthly fee increased to $7,200 per month. Total management fees for the twelve months ended December 31, 2003, amounted to $76,800.

We entered into an engagement agreement with Marco Graf von Matuschka, our former Chief Financial Officer, effective November 14, 2002, under which Mr. Graf von Matuschka provided his services as our Chief Financial Officer. We paid Mr. Graf von Matuschka a signing bonus of $10,000 and a monthly fee of $3,000, one-half of which was paid by the delivery of 3,333 of our common shares at a price of $0.45 per share. Mr. Graf von Matuschka also served as head of Finance & Controlling of iQ Battery Research & Development GmbH, our subsidiary, in 2003. He resigned that position effective January 31, 2004.

We paid legal fees in the amount of $68,859 in 2003 and $45,286 in 2002 to law firms in which Gregory Sasges, a member of our board of directors, is a partner.

Other than as disclosed under “Item 10. Executive Compensation – Employment and Consulting Agreements,”there were no other material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Directors and Senior Officers

As of December 31, 2003, we had receivables of $14,550 in connection with loan agreements with shareholders, including our Chief Executive Officer and our Vice President Research & Development. These loans were outstanding prior to the beginning of our year ended December 31, 2003. Other than described above, none of our directors or senior officers or any of our associates or affiliates, are or have been indebted to us at any time since the beginning of the last completed financial year other than in the usual course of their employment in connection with advances made on account of expenses to be incurred on behalf of our Company.

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

10.26(5)	Amendment No. 3 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.50)

10.27(5)	iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.51)

10.28(8)	European Investor Relations Consulting Agreement Supplemental Agreement # 1 by and between the Company and Magdalena Finance Corp. dated September 1, 2001. (previously filed as Exhibit 6.57)

10.29(10)	Amendment No. 4 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.61)

10.30(10)	Amendment No. 1 to iQ Power Technology 2001 Incentive Plan (previously filed as Exhibit 6.62)

10.31(11)	Media Relations Consulting Agreement by and between iQ Power Technology Inc. and Andreas Gloetzl (previously filed as Exhibit 6.63)

10.32(11)	Financial Public Relations Adviser Consulting Agreement by and between iQ Power Technology Inc. and Jörg Schweizer (previously filed as Exhibit 6.64)

10.33(11)	Letter of Intent by and between iQ Power Technology Inc. and Gel Electric Technologies, Inc. (previously filed as Exhibit 6.65)

10.34(12)	Consulting Agreement by and between iQ Power Technology Inc. and Marco Graf v. Matuschka

10.35	Financial Public Relations Adviser Agreement

7.1(12)	List of Material Foreign Patents

23.1	Consent of Deloitte & Touche GmbH Wirtschaftsprufungsgesellschaft

31.1	Section 302 Certificate of Chief Executive Officer and Acting Principal Financial Officer

32.1	Section 904 Certification of Chief Executive Officer and Acting Principal Financial Officer

_________________

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1 on December 10, 1998 (File No. 333-68649).
(2)	Previously filed as an exhibit to the registrant’s registration statement on Form SB-1/A (Amendment No. 1) on March 18, 1998 (File No. 333-68649).
(3)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 1, 1999.
(4)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on July 25, 2001.
(6)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.
(7)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.
(8)	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001.
(9)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.
(10)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 filed on November 8, 2002.
(11)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2002.
(12)	Previously filed as an exhibit to the registrant's annual report on Form 10KSB for the years ended December 31, 2002.

(b)	Reports on Form 8-K.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

During the most recent fiscal quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15.  Principal Accountant Fees And Services

AUDIT FEES

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal years ended December 31, 2003 and 2002 and reviews of the consolidated financial statements included in the Company’s Forms 10-KSB for fiscal 2003 and 2002 were approximately $98,000 and $103,500, respectively.

The Company paid no fees to Deloitte & Touche LLP for services related to financial information systems design and implementation fees or other fees.

Our audit committee has the sole authority to review in advance, and grant any appropriate pre-approvals, of all non-audit services to be provided by our independent auditors and, in connection therewith, to approve all fees and other terms of engagement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2004.

IQ POWER TECHNOLOGY INC. By: /s/ Peter E. Braun Peter E. Braun, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of iQ Power Technology Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Braun Peter Braun	President, Chief Executive Officer and Director (principal executive officer and acting principal financial officer)	April 13, 2004

/s/ Gunther Bauer Gunther Bauer	Vice President, Research and Development and Director	April 13, 2004

/s/ Russell French Russell French	Director	April 13, 2004

/s/ Hans Ambos Hans Ambos	Director	April 13, 2004

/s/ Rudolf Heinz Rudolf Heinz	Director	April 13, 2004

/s/ Gregory Sasges Gregory Sasges	Secretary and Director	April 13, 2004

Exhibit 31.1

SECTION 302 CERTIFICATION

I, Peter Braun, certify that:

1.     I have reviewed this annual report on Form 10-KSB of iQ Power Technology Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: April 13, 2004	/s/ Peter Braun Peter Braun (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iQ Power Technology Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter E. Braun, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 13, 2004	/s/ Peter Braun Peter Braun, Chief Executive Officer