Form 10KSB/A
period 2003-12-31
IQ POWER TECHNOLOGY INC
filed 2004-04-16
CIK 1072667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Common shares without par value
(Title of Class)

        Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

        State issuer’s revenues for its most recent fiscal year: $42,000.00

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

        Transitional Small Business Disclosure Format:    Yes [  ]      No [X]

EXPLANATORY NOTE

This registrant is filing this 10-KSB/A-1 to amend Item 9 of the registrant’s Form 10-KSB for the fiscal year ended December 31, 2003 (the “Form 10-KSB”) to make certain correcting amendments. In addition, in connection with the filing of this Form 10-KSB/A-1 and pursuant to the rules of the Securities and Exchange Commission, the registrant is including with this Form 10-KSB/A-1 certain currently dated certifications. No other changes have been made to the Form 10-KSB and this Form 10-KSB/A-1 does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees are as follows:

Name	Age	Position

Directors and Executive Officers:

Peter E. Braun	40	Director, President and Chief Executive Officer
Dr. Günther C. Bauer	54	Chief Technical Officer
Russell French	56	Director, Vice-President Business Development
Hans Ambos	69	Director
Rudolf Heinz	63	Director
Gregory A. Sasges	43	Director, Secretary
Marco Graf v. Matuschka	36	Head of Finance and controlling, iQ Battery

Key Employees:

Rolf Köhler	58	Development Engineer
Eckehard Endler	60	Development Engineer
Friedrich-Wilhelm Schütz	62	Head of Material Management, Electronic Production and Quality Control
Steffen Tschirch	42	Head of Research and Development

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

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Rudolf Heinz has the qualifications of an audit committee financial expert under the regulations promulgated by the Securities and Exchange Commission. Mr. Heinz is an independent director.

Audit Fees

During the year ended December 31, 2003, the Company incurred Deloitte & Touch LLP fees in the aggregated amount of approximately $98,000 for services rendered in connection with the audit of the Company’s audited financial statements and the review of interim financial statements included in our quarterly reports filed on Form 10-QSB.

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

April 16, 2004.

IQ POWER TECHNOLOGY INC. By: /s/ Peter E. Braun Peter E. Braun, Chief Executive Officer and Acting Principal Financial Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: April 16, 2004	/s/ Peter Braun Peter Braun (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iQ Power Technology Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter E. Braun, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 16, 2004	/s/ Peter Braun Peter Braun, Chief Executive Officer