Form 10QSB
period 2004-03-31
IQ POWER TECHNOLOGY INC
filed 2004-05-17
CIK 1072667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                   __________________________________________

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

         The number of outstanding common shares, without par value, of the registrant at May 13, 2004 was 31,510,457.

     Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

ITEM 1.  FINANCIAL STATEMENTS

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars;
all amounts in thousands, except per share data)
(Unaudited)


---------------------------------------------------------------------------------------------------------
                                                                              March 31,   December 31,
                                                                                 2004           2003
-----------------------------------------------------------------------------------------------------
ASSETS

  Current Assets
    Cash and cash equivalents                                                     555          1,135
    Accounts receivable                                                             -             37
    Receivable from related parties                                                 -             15
    Other receivables                                                              49             45
    Prepaids and deposits                                                          94             41
    Current deposits                                                              410            410
    Inventory                                                                     239            245
  ---------------------------------------------------------------------------------------------------
  Total current assets                                                          1,347          1,928

  Non-current Assets
    Equipment, net                                                                422            445
  ---------------------------------------------------------------------------------------------------
  Total non-current assets                                                        422            445

TOTAL ASSETS                                                                    1,769          2,373
-----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
    Current liabilities
      Bank overdraft                                                                -            182
      Short-term debt                                                               -            155
      Accounts payable                                                            517            818
      Accrued payroll and employees benefits                                      168            226
      Advances                                                                     54            292
      Other/Accrued liabilities                                                   167            193
    -------------------------------------------------------------------------------------------------
    Total current liabilities                                                     906          1,866

  ---------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                               906          1,866

  SHAREHOLDERS' EQUITY
    Authorized:
      An unlimited number of common shares of no par value
    Issued and outstanding:
           27,563,071 common shares at December 31, 2003
           29,619,207 common shares at March 31, 2004                          14,268         13,315
    Capital surplus/Additional paid-in                                          2,017          2,108
    Accumulated other comprehensive (loss) income                              (1,034)        (1,221)
    Accumulated deficit, during development stage
      (after loss allocation to silent partners of k$1,024)                   (14,388)       (13,695)
  ---------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                      863            507

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      1,769          2,373
-----------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS) (Expressed in United States Dollars;
all amounts in thousands, except per share data)
(Unaudited)


------------------------------------------------------------------------------------------------------------------

                                                              Cumulative from
                                                            date of inception            Three months ended
                                                                 to March 31,      to March 31,      to March 31,
                                                                         2004              2004              2003
-----------------------------------------------------------------------------------------------------------------
SALES AND OTHER REVENUE                                                   224                 -                 -

   Costs of goods sold                                                     29                 -                 -
-----------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                              195                 0                 0

EXPENSES
   Research and development expenses
     Personnel (incl. stock based compensation)                         4,745               184               180
     Laboratory                                                         1,923                71                70
     Office & Travel                                                      651                12                 6
     Consulting services                                                  637                 -                 8
     Professional fees                                                    912                13                 8
-----------------------------------------------------------------------------------------------------------------
   Total Research & Development expenses                                8,868               280               272

   Marketing and general & administrative expenses
     Personnel (incl. stock based compensation)                         1,955                (1)               48
     Financing                                                            588                 2                 7
     Office & Travel                                                      860                38                32
     Consulting services                                                  735                29                50
     Professional fees                                                  1,334                39                92
     Management fees                                                      351                23                18
     Marketing activities                                                 436                13                25
     Investor relations                                                   997                69                31
     Research memberships                                                 100                 -                 -
     Provision for investment                                             225                 -                 -
     Other                                                                229                 3                 3
-----------------------------------------------------------------------------------------------------------------
   Total Marketing and G&A expenses                                     7,810               215               306
-----------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                            16,678               495               578

   Interest expense                                                       193                 3                 2
-----------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                         16,871               498               580

   Interest and other income                                             (154)               (0)               (0)
   (Gain)/loss on foreign exchange                                     (1,110)              195               (90)

INCOME/(LOSS) BEFORE INCOME TAX                                       (15,412)             (693)             (490)

NET INCOME/(LOSS)                                                     (15,412)             (693)             (490)
-----------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                                   (1,035)              187               (98)

COMPREHENSIVE INCOME/(LOSS)                                           (16,447)             (506)             (588)
-----------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, on net loss                           (1.52)            (0.02)            (0.02)

Basic and diluted weighted average
   number of shares outstanding                                    10,170,423        28,978,212        20,620,396
-----------------------------------------------------------------------------------------------------------------


                   See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars; all amounts in thousands)
(Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                    Cumulative from      Three months  Three months
                                                                  date of inception            ended         ended
                                                                       to March 31,        March 31,      March 31,
                                                                               2004             2004          2003
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                    (15,413)            (693)        (490)
Items not affecting cash
  Depreciation and amortization                                                 494               20           25
  Stock based compensation                                                    2,226              (26)          38
Changes in non-cash working capital
  (Increase) decrease in receivables                                             55               55           (1)
  (Increase) decrease in prepaids and deposits                                  (85)             (53)         (75)
  Increase (decrease) in accounts payable                                       530             (287)          31
  Increase (decrease) in accrued liabilities                                    392              (74)         139
  (Increase) decrease in inventory                                             (196)               0           (1)
--------------------------------------------------------------------------------------------------------------------
                                                                            (11,997)          (1,058)        (334)

INVESTING ACTIVITIES
  (Additions) of current deposits                                              (410)              (0)           -
  (Additions) to property, plant and equipment                                 (848)              (4)          (4)
--------------------------------------------------------------------------------------------------------------------
                                                                             (1,258)              (4)          (4)

FINANCING ACTIVITIES
  Increase (decrease) in bank overdraft                                         (20)            (181)          16
  Increase (decrease) in due to shareholder                                     138                -            -
  Proceeds received from issuance of short term debt                            167                -            -
  Repayment of short term debt                                                 (187)               -            -
  Advances received from external parties                                       646               54          (32)
  Cash acquired on business combination                                       4,718                -            -
  Other advances received                                                       581                -            -
  Issue of capital stock                                                      7,890              441          288
  Issuance of atypical shares                                                 1,025                -            -
--------------------------------------------------------------------------------------------------------------------
                                                                             14,958              314          272
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                            1,703             (748)         (66)

EFFECT OF FOREIGN EXCHANGE MOVEMENT                                          (1,148)             168          (91)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                             -            1,135          331
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                 555              555          174
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


---------------------------------------------------------------------------------------------------------------
                                                                       Accumulated                      Total
                                     Common shares        Additional          Other               Shareholders'
                                ------------------------    Paid-In    Comprehensive  Accumulated     Equity
                                     Shares       Amount    Capital     Income (Loss)    Deficit    (Deficit)
                                ------------  ----------- ---------- ---------------- ----------- -------------
Balance at December 31, 1999      9,731,620        5,904        396              82       (3,733)      2,649
Net loss                                  -            -          -               -       (2,359)     (2,359)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -            -          -             (98)           -         (98)
Exercise of options                  15,000           37          -               -            -          37
Stock based compensation                  -            -         10               -            -          10
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      9,746,620        5,941        406             (16)      (6,092)        239
Net loss                                  -            -          -               -       (3,754)     (3,754)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -            -          -              42            -          42
Issue of shares                   5,203,004        2,132          -               -            -       2,132
Stock based compensation                  -            -      1,444               -            -       1,444
Exercise of options               1,002,500          501          -               -            -         501
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001     15,952,124      $ 8,574    $ 1,850            $ 26     $ (9,846)      $ 604
Net loss                                  -            -          -               -       (1,555)     (1,555)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -            -          -            (472)           -        (472)
Issue of shares                   4,376,103        1,992          -               -            -       1,992
Stock based compensation                  -            -       (279)              -            -        (279)
Exercise of options                  20,000           10          -               -            -          10
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002     20,348,227     $ 10,576    $ 1,571          $ (446)   $ (11,401)      $ 300
Net loss                                  -            -          -               -       (2,294)     (2,294)
Other comprehensive (loss) -
  foreign currency translation
  adjustments                             -            -          -            (775)           -        (775)
Issue of shares                   4,683,145        1,670          -               -            -       1,670
Stock based compensation            138,198                    6370               -            -         431
Exercise of warrants              1,622,853          700          -               -            -         700
Exercise of options                 770,648          308        167               -            -         475
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003     27,563,071     $ 13,315    $ 2,108        $ (1,221)   $ (13,695)      $ 507
Net loss                                  -            -          -               -         (693)       (693)
Other comprehensive (loss) -
  foreign currency translation
adjustments                               -            -          -             187            -         187
Issue of shares                   1,206,634          523          -               -            -         523
Conversion of debt                  259,452          158          -               -            -         158
Stock based compensation            108,800                    (129)              -            -         (63)
Exercise of warrants                281,250          118          -               -            -         118
Exercise of options                 200,000           88         38               -            -         126
---------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004        29,619,207     $ 14,268    $ 2,017        $ (1,034)   $ (14,388)      $ 863
---------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


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


2.   CONTINUING OPERATIONS

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses since inception. As of March 31, 2004, the Company has a positive working capital position. The Company's ability to continue as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     In January 2002, the Company raised an additional $617,500 in equity capital through the private placement of 950,000 units of the Company at $0.65 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.85. In June 2002, the Company raised an additional $750,000 in equity capital through the private placement of 1,500,000 units of the Company at $0.50 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional Common share
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


2.   CONTINUING OPERATIONS (Continued)

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

     In October 2003, the Company's subsidiary iQ Battery Research & Development GmbH issued a convertible loan instrument at 12% interest per annum, due September 2004. The loan terms provide that the holders have the right to convert their respective loans, together with interest thereon, into common shares of iQ Power at a conversion price of $0.61 (EUR 0.48). The Company had the right to repay the loan including interest at any time, prior to the due date. Under this agreement, $153.000 (EUR 120,000) had been subscribed and the lender opted to convert the loan plus accumulated interest of $5,766 (EUR 4,537) on January 7, 2004 into 259,452 shares.

     In November 2003, we announced another private placement of 2,222,222 units at $0.45 per unit, each such unit consisting of one common share and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share for $0.50. In December 2003, our Board of Directors increased the private placement allotment to 2,850,000 units. As of December 31, 2003 1,686,666 units for $759,000 were subscribed. In the quarter ended March 31, 2004, the remaining 1,163,334 shares for proceeds of $523,000 were issued.

     In the quarter ended March 31, 2004, 281,250 shares for proceeds of $118,000 were issued on the exercise of warrants. As of March 31, 2004, we received additional advances of $54,000, which were placed into trust for the exercise of 110,000 warrants. [see F/S notes.]

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

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


2.   CONTINUING OPERATIONS (Continued)

     The Company has signed agreements to jointly develop and market its applications with large corporations. Such alliances involve the utilization of certain aspects of the Company's technology and know how. The ability of the Company to succeed in these alliances is dependent upon the Company's ability to obtain additional financing. The Company has been active in its search for such financing. Management believes that the Company will be able to obtain the necessary financing.

     As of March 31, 2004, the Company's current financial condition requires additional capital in order to continue or expand its current operations. If the Company is unable to obtain additional capital, the Company will be unable to meet all of its financial obligations. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.


3.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2003 Annual Report on Form 10-KSB.

     In the opinion of management, the financial statements reflect all adjustments necessary for a fair statement of the operations for the interim periods presented.


4.   SHARE CAPITAL

     Authorized
          An unlimited number of common shares
     Issued and outstanding

                                                                         Number of
                                                                     Common shares        Amount ($ 000)
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
       -------------------------------------------------------------------------------------------------

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

       Balance, December 31, 2000                                        9,746,620                 5,941

       Private placements, issued for cash (incl. Finder's Fees)         4,597,944                 1,714
       Shares issued for conversion of debt                                400,000                   200
       Shares issued for external stock based compensation                 205,060                   218
       Options exercised during the year                                 1,002,500                   501
       -------------------------------------------------------------------------------------------------
       Balance, December 31, 2001                                       15,952,124                 8,574

       Private placements, issued for cash (incl. Finder's Fees)         4,225,853                 1,881
       Shares issued for external stock based compensation                 150,250                   111
       Options exercised during the year                                    20,000                    10
       -------------------------------------------------------------------------------------------------
       Balance, December 31, 2002                                       20,348,227                10,576

       Private placements, issued for cash (incl. Finder's Fees)         7,076,646                  2,678
       Shares issued for stock based compensation                          138,198                    61
       -------------------------------------------------------------------------------------------------
       Balance, December 31, 2003                                       27,563,071                13,315

       Private placements, issued for cash (incl. Finder's Fees)         1,947,336                   888
       Shares issued for stock based compensation                          108,800                    65
       -------------------------------------------------------------------------------------------------
       Balance, March 31, 2004                                          29,619,207                14,268


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

          The Stock Option Plan may be administered by the Board of Directors or a committee of the Board (the "Committee"). The Board of Directors or the Committee, as the case may be, has the power to determine the terms of any options granted there under, including the exercise price, the number of shares subject to the option, and the exercisability thereof. The term of an option granted under the Plan may not exceed ten years. The specific terms of each option grant shall be approved by the Board of Directors or the Committee.

          SFAS No. 123, issued in October 1995, requires the use of the fair value based method of accounting for stock options. Under this method, compensation cost is measured at the grant date as the fair value of the options granted and is recognized over the exercise period. During the years ended December 31, 2002 and 2001, the Company issued options to individuals other than employees and directors, which under SFAS No. 123 are recognised as share-based compensation rateably over the vesting period. SFAS No. 123, however, allows the Company to continue to measure the compensation cost of employee and director related stock options in accordance with APB 25. The Company has adopted the disclosure-only provision of SFAS No. 123 and SFAS
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

          No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.

          On June 12, 2000, the Board of Directors decreased the exercise price for the Stock Option Plan; from $2.50 to $1.50 for all options granted under and outside of the plan. On January 16, 2001, the Board of Directors decreased again the exercise price for the Stock Option Plans from $1.50 to $0.50 for all options granted under and outside of the plan. On January 18, 2002, the Board of Directors decreased the exercise price of the 1,415,000 options granted under the Plan on June 28, 2001, from $1.37 to $1.00. On June 6, 2003 all outstanding options were reprised to $0.40. Due to the changes, all the options granted under the plan will be accounted for using variable plan accounting under APB 25. On March 31, 2004, the fair value of the Company's stock was below the fair values accounted for as of December 31, 2003. Therefore, stock-based compensation expense of $91,000 was reversed.

          The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All amounts below are in $000's except per share data.

                                                                   Three months ended          Three months ended
                                                                            March 31,                   March 31,
                                                                                 2004                        2003
                                                                   ------------------          ------------------
             Net loss, as reported                                     $        (693)                $      (491)
             Add: reversal of stock based compensation                 $         (91)                $        (0)
               Expense (reversal of expense), included in
                reported net loss, net of related tax effects
             Deduct: Total stock-based employee
               compensation expense determined
               under fair value based method for all
               awards, net of related tax effects                      $          (5)                $         -
             ----------------------------------------------------------------------------------------------------
             Pro forma net loss                                        $        (789)                $      (491)

             Loss per share (basic and diluted)
               As reported                                             $       (0.02)                $     (0.02)
               SFAS No. 123 pro forma                                  $       (0.01)                $         -
             ----------------------------------------------------------------------------------------------------
             Pro forma net loss                                        $       (0.03)                $     (0.02)


          The weighted average fair value, calculated using the Black-Scholes option pricing model value of options granted under the stock option plan during the year ended March 31, 2004 was $0.37 per share. The fair value of these options was estimated at the date of grant using a weighted average volatility factor of 142%, a dividend yield of 0%, a weighted average expected life of the stock options of 4 years, and a risk free interest rate of 1.375%. For the three months ended March 31, 2004, no stock options were granted to employees, however the non vested options of 100,000, issued in December 2003, were accounted for on a pro-rata basis.

     (b)  Incentive Share Plan

          The Company has a long-term incentive plan although no cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company's securities) was paid or distributed to the executive officer listed or any other person, company, or entity during the most recently completed financial year under that plan. The Incentive Plan was
iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

          adopted by shareholders in 2001 and amended in 2002 and provides for the issue of up to 2,500,000 common shares to valued directors, key employees, and consultants of the Company and similar such persons to encourage those persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons. The shares issued pursuant to the Incentive Plan will be issued at a discount to market price on the basis of resale restrictions prohibiting their being sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by a plan participant until the Company meets certain performance requirements. Such restrictions on transfer shall, to the extent that such shares of Common Stock have not previously been forfeited to the Company, lapse on the last day of the fiscal period in which the Company shall have generated cumulative net revenue from inception of $2,500,000 or more, calculated in accordance with United States generally accepted accounting principles. The shares awarded or sold under the Plan shall be forfeited to the Company if the Company shall not have generated cumulative net revenues from inception of $2,500,000 or more, calculated in accordance with United States generally accepted accounting principles, prior to December 31, 2006. Certificates for the shares shall be issued in the plan participant's respective names and shall be held in escrow by the Company until all restrictions lapse or such shares are forfeited. No incentive shares have been granted under this plan as of December 31, 2003. However, the board of Directors decided on Dec 17, 2003 to grant 1,350,000 of these incentive shares in 2004. These incentive shares were granted on January 7, 2004 to the above mentioned escrow account.

     (c)  Loss per share

          Losses per share calculations give effect to the reverse takeover described in Note 1.

     (d)  iQ share capital

          The registered capital of iQ Battery is EUR51,129, which is fully paid. All equity securities were acquired by iQ Power as part of the business combination.

     (e)  Issuance of shares due to private placements

          In November 2003, we announced another private placement of 2,222,222 units at $0.45 per unit, each such unit consisting of one common share and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share for $0.50. In December 2003, our Board of Directors increased the private placement allotment to 2,850,000 units. As of December 31, 2003 1,686,666 units for $759,000 were subscribed. In the quarter ended March 31, 2004, the remaining 1,163,334 shares for proceeds of $523,000 were issued.

          In the quarter ended March 31, 2004, 281,250 shares for proceeds of $118,000 were issued on the exercise of warrants. As of March 31, 2004, we received additional advances of $54,000, which were placed into trust for the exercise of 110,000 warrants. [see F/S notes.]

          The combined fair value of the attached warrants issued in 2004, as of the date of the private placement, was approximately $435,000. The fair value was calculated using the Black-Scholes option-pricing model.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


4.   SHARE CAPITAL (Continued)

     (f)  Issuance of shares due to consulting agreements

          In August 2002, we entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. We agreed to pay Joerg Schweizer a consulting fee in the amount of approximately $6,250 (EUR 5,000) per month for such services. Of the consulting fee, approximately $2,500 (EUR 2,000) is due monthly, while the remaining approximately $3,750 (EUR 3,000) is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of December 31, 2002, we issued Joerg Schweizer 16,900 common shares under the agreement. During the fiscal year 2003, we issued Joerg Schweizer 50,700 common shares under the agreement, as well as another 22,500 common shares on account of reimbursement of expenses. Effective August 2003, we entered into a restated Agreement with Joerg Schweizer. In the first quarter of 2004, we also concluded a Supplemental Agreement with Joerg Schweizer, under which we issued Mr. Schweizer 75,000 common shares in consideration for his provision of services beyond those contracted for in his Financial Public Relations Adviser Consulting Agreements and in respect of which two further installments of 25,000 common shares each are due. During the first Quarter 2004, we issued Joerg Schweizer 108,800 common shares. Through March 31, 2004, we have issued a total of 204,500 shares to Joerg Schweizer in connection with these agreements.


5.   RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements comprised:

     (a) Management fees for the three months ended March 31, 2004 of $21,600 (2003 - $18,000) were paid to a company with a common director.

     The Company has entered into the following contractual arrangements:

     (b) employment agreement with two directors of the Company to occupy the position of President and Chief Executive Officer and Chief Technical Officer. Under the terms of these agreements the Company is obligated to pay these employees $9,300 and $8,750 per month, respectively. This agreement is subject for renewal at the 2004 Annual General Assembly.

     (c) iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive approximately $250,000 (DM 400,000; approximately EUR 205,000) from future income. No amounts are due as the Company has not realized any applicable revenues or royalties.


6.   SEGMENT DISCLOSURES

     The Company is currently marketing and developing its proprietary technology. In accordance with SFAS No. 131 the Company considers its business to consist of one reportable operating segment. The majority of the Company's significant physical assets are located in Germany.

iQ POWER TECHNOLOGY INC.
(a development stage company)
Notes to the Consolidated Financial Statements
For the Quarter Ended March 31, 2004
(Expressed in United States dollars;
tabular amounts in thousands except per share data)
================================================================================


7.   SUBSEQUENT EVENTS

     In 2003 we began participating in another joint filing of a research project under the European 6th Framework program, again under the lead of DaimlerChrysler. The project is called Secure Propulsion using Advanced Redundant Control (SPARC). This project aims at scalable architecture and solutions to be used both in passenger cars and heavy trucks. Again, it is iQ's role to provide the system architecture and components for safe electrical energy supply. The project agreement became effective in January 2004. From this project, the Company received funds amounting to approx. $135,000 (EUR 112,000).

     In April 2004, we concluded arrangements with SBI for the recovery of our Gel Project advances. We assigned our interest in the Gel notes and GE Industries' notes aggregating $525,000 to SBI against promissory notes from SBI in similar amounts. We took this step as SBI was already in possession of the Gel assets and had notified us that it intended to proceed with the Hong Kong/China project despite our withdrawal. SBI also issued us notes for the $96,000 we advanced directly to it. Management believes that the amounts will be recovered during the fiscal year ending December 31, 2004, and that no allowance pertaining to the deposits made to GE Industries and SBI is necessary as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of iQ Power Technology Inc. and its subsidiary, iQ Battery Research and Development GmbH (hereinafter "iQ Germany" or "iQ
Battery"), (hereinafter collectively, referred to as "iQ Power" and "the Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history; risks related to delays in developing, marketing and commercializing the Company's batteries; lengthy development and sales cycles related to the commercialization of battery technologies; the
Company's dependence upon a relative concentration of customers in the automotive and battery manufacturing industries; competition in the battery industry and competing battery technologies; risk related to the development of the Company's battery technologies and acceptance by the automotive and battery manufacturing industries; risks of technological change that may be inconsistent with the Company's technologies or the may render its technologies obsolete; dependence on selected vertical markets within the automotive and battery manufacturing industries; general economic risks that may affect the demand for automotive batteries; the Company's reliance on third-party marketing relationships and suppliers; the Company's ability to protect its intellectual property rights; risks related to the Company's proposed acquisitions and the other risks and uncertainties described under "Business - Risk Factors" in Part I of the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 14, 2004.

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

While our iQ Battery technology platform can be applied across a diversified spectrum of industries and applications, ranging from automotive (including electric, hybrid and fuel cell powered vehicles) to stationary applications in telecommunications and standby power sources, we have chosen in light of our own expertise and financial limitations to initially focus on the automotive market and specifically cars and trucks.

We have only recently begun the process of commercially marketing our products on a limited basis. We have targeted two products for initial commercialization in 2004: we began shipping our PowerLyzer(R) in 2003 and expect to ship additional orders in 2004, and we also expect to begin to commercialize our Generation 1 MagiQTM Battery in 2004, assuming adequate financing is available. Our commercialization efforts resulted from years of research and development work and we expended substantial management time and resources over the past 2 years finalizing our supply chain, sourcing contract manufacturers, and marketing our Generation 1 MagiQTM Battery to potential Original Equipment Manufacturer (OEM) users.

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

The Company believes that its historic spending levels are not indicative of future spending levels because in order to implement our planned commercialization and development strategies, the Company will need to increase spending on product research and development, marketing, staffing and other general operating expenses. For these reasons, the Company believes its expenses, losses, and deficit accumulated during the development stage will increase significantly before it generates any material revenues.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policy which the Company believes are the most critical to aid in fully
understanding  and  evaluating  its  reported   financial  results  include  the
following:

In accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25") in accounting for its employee stock based compensation plans. Due to changes in the exercise price for certain Stock Options granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under APB 25. Under variable plan accounting total compensation cost is measured by the difference between the quoted market price of the stock and the amount, if any, to be paid by an employee and is recognized as an expense over the period the employee performs related services. (see Note 5(a)). Stock options granted to non-employees result in the recognition of expenses based upon the fair value of such stock options.

The Company's accounting for stock options is significant because the effect the compensation expense has on the Company's results. As the Company begins to produce their product in the future and begins to earn revenue on sales of the product, the compensation expense associated with the Company's stock options will have a significant effect on its ability to incur positive net results.

The Company is in the development stage and will require additional capital to implement it business strategy. Given the Company's history of losses and its working capital position, the Company could fail before implementing its business strategy. The Company expects to continue to incur net losses for the foreseeable future. The Company prepared the accompanying financial statements assuming that we will continue as a going concern. The Company's auditors in their audit report on the Company's financial statements for the year ended December 31, 2003 expressed uncertainty as to the Company's ability to continue as a going concern.

The Company's current activities result in transactions denominated in US dollars, Euros, and Canadian dollars. The Company has determined that the United States dollar is the appropriate currency for reporting purposes and is the functional currency for iQ Power. Transaction amounts denominated in foreign currencies are translated into US dollars at exchange rates prevailing at the transaction dates. Carrying values of non-US dollar assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate prevailing at that date. Gains and losses arising from adjustment of foreign assets and liabilities are included in the consolidated statement of loss and comprehensive loss. The functional currency of iQ Battery is the Euro. iQ Battery had previously reported its internal financial statements in German Deutsche Marks, but as of January 1, 2002 the entity successfully transitioned its systems to the Euro. Assets and liabilities of iQ Battery are translated into their US dollar equivalents at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. The US dollar effect arising from translation of the financial statements at changing rates is recorded as a separate component of comprehensive income (loss).

In April 2004, we concluded arrangements with SBI for the recovery of our Gel Project advances. We assigned our interest in the Gel notes and GE Industries' notes aggregating $525,000 to SBI against promissory notes from SBI in similar amounts. We took this step as SBI was already in possession of the Gel assets and had notified us that it intended to proceed with the Hong Kong/China project despite our withdrawal. SBI also issued us notes for the $96,000 we advanced directly to it. Management believes that the amounts will be recovered during the fiscal year end December 31, 2004, and that no allowance pertaining to the deposits made to GE Industries and SBI is necessary as of March 31, 2004.


Related Party Transactions

Financial Reporting Release (FRR) No. 61, "Effects of transactions with related and certain other parties," requires all companies to include a discussion of all material transactions with related and certain other parties to the Company, as discussed in Note 5 of the financial statements.

The Company's Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues. No revenues were recorded in either the three month period ended March 31, 2004 or the three month period ended March 31, 2003. The Company delivered a limited number of its MagiQTM batteries for a pilot program as its first step in the plan to commercialize MagiQTM batteries. No revenues were recorded in for these deliveries. The Company does not anticipate that it will generate any significant revenues from the sale of MagiQTM batteries until it successfully introduces MagiQTM batteries to a broad commercial market or one or more manufacturers install MagiQTM batteries as original manufacturer equipment in their vehicles, assuming the Company can raise sufficient financing to commercialize its MagiQTM batteries.

Total Operating Expenses. The Company had total operating expenses of $496,000 for the three month period ended March 31, 2004, compared to $578,000 for the same period in 2003. Total operating expenses for the three month period ended March 31, 2004 included research and development expenses of $280,000 ($272,000
- 2003) and marketing and general and administrative expenses of $215,000 ($306,000 - 2003). Total operating expenses decreased by $82,000 or 14% for the three month period ended March 31, 2004, compared to the same period in 2003. The primary factors contributing to decreased operating expenses were a reversal of $91,000 in non-cash stock-based compensation expenses in the three month period ended March 31, 2004, compared to nil during the same period in 2003.

Research and Development Expenses. Research and development expenses in total were $280,000 for the three months ended March 31, 2004 compared to $272,000 for the same period in 2003, an increase of $8,000 or 3%. Research and development personnel costs increased by $4,000 from $180,000 for the first quarter in 2003 to $184,000 for the first quarter in 2004. Research and development personnel costs included the reversal of stock-based compensation expenses in the three month period ended March 31, 2004 of $41,000, which was offset by additional personnel expense of $37,000. Laboratory expenses related to research and development were approximately the same at $71,000 for the three months ended March 31, 2004 and $70,000 for the comparable period in 2003. Research and development office & travel expenses increased from $6,000 for the three month period ending March 31, 2003 to $12,000 for the same period in 2004. Consulting services decreased from $8,000 for the first quarter in 2003 to $0 for the first three months in 2004. The Company's professional fees associated with research and development increased to $13,000 in the first quarter of 2004, compared to $8,000 in 2003.

The Company anticipates that research and development expenses will be slightly higher in 2004 as it continues development of our BEM-Battery Energy Manager(R) and SEM-Smart Energy Manager(R) technologies and continues research and development efforts to improve its MagiQTM batteries and PowerLyzer(R) product. See "Plan of Operation."

Marketing and General and Administration Expenses. The expenses related to marketing and general and administration decreased to $215,000 for the three month period ended March 31, 2004 from $306,000 for the same period in 2003, a decrease of $91,000 or 30%. Personnel related expenses decreased $49,000 to $(1,000) for the three month period ended March 31, 2004 from $48,000 for the same period in 2003. The reversal of stock-based compensation expenses in the three month period ended March 31, 2004 accounted for $50,000 of the total decrease in personnel related expenses (no expenses related to stock-based compensation were incurred in 2003). Professional fees decreased significantly to $39,000 for the first quarter in 2004, compared to $92,000 for the first quarter in 2003. Investor relations expenses increased to $69,000 for the three months ended March 31, 2004, from $31,000 for the same period in 2003, a decrease of $38,000, due to increase fees paid to the Company's investors relations firm. Consulting fees decreased $21,000 to $29,000 for the three months ended March 31, 2004, from $50,000 for the three months ended March 31, 2003. Other expenses related to marketing and general and administration for the quarter ended March 31, 2004 included: increased office & travel expenses at $38,000 ($32,000 - first quarter 2003); decreased marketing activities at $13,000 ($25,000 - first quarter 2003); increased management fees at $23,000 ($18,000 - first quarter 2003); and decreased all other expenses at $5,000 ($10,000 - first quarter 2003).

The Company anticipates that the level of expenditures related to its marketing and general and administration expenses will increase during 2004 as it plans to increase marketing efforts to introduce and commercialize the MagiQTM battery and PowerLyzer(R). The Company also expects to increase its efforts to enter into service and licensing arrangements to commercialize its MagiQTM battery and its related energy management technologies.

Net Loss. The Company incurred a net loss of $693,000 or $0.02 per share for the first quarter of 2004, compared to a net loss of $490,000 or $0.02 per share during the same period in 2003. The Company incurred a loss on foreign exchange of $195,000 for the three months period ended March 31, 2004, compared to a gain on foreign exchange of $90,000 for the same period in 2003.

The Company anticipates that it will continue to incur losses in future periods until the Company is able to successfully commercialize its MagiQTM battery and energy management technologies. There can be no assurance that the Company will have sufficient capital to commercialize its MagiQTM battery and energy management technologies or that such products will be commercially successful. The MagiQTM battery is being manufactured by a third-party manufacturer for limited sales in Europe, assuming that adequate financing is available. The Company did not ship any products during the first quarter of 2004. There can be no assurance that the Company's efforts to commercialize the MagiQTM battery or any other products will be successful or that we will not experience delays in introducing our battery or any other products to the market.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through sales of its equity securities. From inception to March 31, 2004, the Company had raised approximately $14,000,000 (net of issuance costs) from the sale of such securities. As of March 31, 2004, the Company had cash and cash equivalents of $555,000, compared to $1,135,000, at December 31, 2003. The Company had working capital of $441,000 at March 31, 2004, compared to working capital of $62,000 at December 31, 2003. In light of the Company's working capital position and prospects at December 31, 2003, the Company's auditors expressed substantial doubt about the ability of the Company to continue as a going concern. The circumstances giving rise to these concerns continue to exist as of March 31, 2004. The Company's financial statements are prepared using United States generally accepted accounting principles, applicable to a going concern, and do not reflect adjustments to the carrying value of assets and liabilities, the reported expenses and balance sheet classifications that would be necessary if the appropriateness of the going concern assumption were not appropriate. Such adjustments could be material.

In November 2003, the Company announced a private placement of 2,222,222 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50. In December 2003 the Board of Directors decided to increase the private placement allotment to 2,850,000 units. Until December 31, 2003 1,686,666 units for $759,000 were subscribed. In the quarter ended March 31, 2004, a further 1,163,334 shares for proceeds of $523,000 were issued.

In the quarter ended March 31, 2004, 281,250 shares for proceeds of $118,000 were issued on the exercise of warrants out of private placements. As of the balance sheet date, additional advances of $54,000 were placed into the Company's trust account for the exercise of 110,000 warrants.

The subscribers to all private placements and warrant exercises were non-U.S. persons outside the United States of America. The Company has used the proceeds to fund research and development of iQ Battery's technology, expansion of the Company's marketing and sales activities and general working capital. Additional funds are necessary to allow the Company to complete its product development and marketing plan. In order to increase outsourced production and to build in-house production capabilities, additional financing will be required. There is no assurance that the Company will be able to secure additional financing or that such financing will be on terms beneficial to the existing shareholders.

The Company currently has no further commitments for equity financing, credit facilities, revolving credit agreements or lines of credit that could provide additional working capital.

The Company anticipates that it will require an additional $2,300,000 to $2,600,000 in financing to meet its on-going short term and long term obligations during 2004 and to fund its plan of operation. See "Plan of Operation." The Company plans to finance its capital needs principally from the net proceeds of its securities offerings, if any. In addition, the Company expects to generate revenues from the sales of its products.

The Company advanced $225,000 to Gel Electric Technologies, Inc. in connection with our proposed acquisition of its assets. The Company made a bad debt provision of $75,000 related to these advances, and the letter of intent related to the acquisition of these assets has expired. In 2003, the Company withdrew from the Gel Battery Project to focus on our automotive related products and wrote off a total of $225,000 related to these advances, including $150,000 in 2002. In addition, the Company recorded $410,000 in 2003 related to a balance originating from deposit payments made in connection with the planned acquisition of assets from a battery manufacturing facility. These assets will be used by a former prospective venture partner, who will eventually acquire these assets and reimburse these advances to the Company. The management believes that the amounts are recoverable in the foreseeable future and that no allowance was necessary as of March 31, 2004.

The Company currently has no external sources of capital and there can be no assurance that the Company will be able to raise sufficient financing to meet its capital requirements on acceptable terms or in a timely manner, if at all.

The Company anticipates that the level of spending will increase significantly in future periods as the Company undertakes marketing and sales activities related to the commercialization of the iQ technology. In addition, we anticipate that our general and administrative expenses will also significantly increase as a result of the growth in our commercialization, research, development, testing and business development programs. The Company expects its expenditures on research and development to continue on the current level. The actual levels of research and development, administrative and general, and marketing corporate expenditures are dependent on the cash resources available to the Company, if any.

Currently the Company is exploring investment opportunities such as an investment in a production site in Germany. Should the Company pursue such investments, it anticipates that it will require substantially more capital. The Company currently has commitments in the form of letters of intent for government subsidies and credit financing for the building of a manufacturing plant in Germany. Both are dependent on the availability of equity financing, which the Company has not secured.


Obligations and Commitments

iQ Battery acquired patents and know-how improving the current output of a chargeable battery at low outside temperatures and the registered design "iQ" based on a contract dated March 15, 1995 from two shareholders, one of which is a director of the Company. The intangibles purchased relate to a German patent, an international patent application as well as the registered design "iQ". The Company and the shareholders agreed that the shareholders would receive approximately $250,000 (DM 400,000; approximately EUR 205,000) from future income. No amounts are due as the Company has not realized any applicable revenues or royalties.

In August 2002, the Company entered into a Financial Public Relations Adviser Consulting Agreement with Joerg Schweizer, a non-U.S. person outside the United States. The Company agreed to pay Joerg Schweizer a consulting fee in the amount of approximately $6,250 (EUR 5,000) per month for such services. Of the consulting fee, approximately $2,500 (EUR 2,000) is due monthly, while the remaining approximately $3,750 (EUR 3,000) is payable by issuing Joerg Schweizer common shares, issuable on a quarterly basis. The agreement has an initial term of 12 months. As of December 31, 2002, the Company had issued Joerg Schweizer 16,900 common shares under the agreement. During the fiscal year 2003, the Company had issued Joerg Schweizer 50,700 common shares under the agreement, as well as another 22,500 common shares for the reimbursement of expenses. During the first Quarter 2004, the company had issued Joerg Schweizer 65,280 common shares. As of March 31, 2004 the Company had issued 155,380 shares to Joerg Schweizer in connection with this agreement. Effective August 2003, the Company entered into a restated Agreement with Joerg Schweizer. In the first quarter of 2004, the Company also concluded a Supplemental Agreement with Joerg Schweizer, under which the Company issued Mr. Schweizer 75,000 common shares in consideration for his provision of services beyond those contracted for in his Financial Public Relations Adviser Consulting Agreements and in respect of which two further installments of 25,000 common shares each are due. During the first quarter 2004, the Company had issued Joerg Schweizer 108,800 common shares. Through March 31, 2004, the Company issued a total of 204,500 shares to Joerg Schweizer in connection with these agreements.

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


Plan of Operation

As part of our strategic plan for fiscal 2004, assuming sufficient funding, we intend to undertake the following activities:

Research and Development

We anticipate that we will spend approximately $900,000 on research and development for the fiscal year ending December 31, 2004. We expect this will be partially compensated by $200,000 in subsidies from European programs. Our research and development initiatives for fiscal 2004 are expected to include:

     o intensifying our research and development operations on the SEM and BEM product family designs;
     o complete and continuously improve refining and supplementing ourMagiQTM product family designs;
     o    finalizing our third party testing and validation program;
     o continuing and expanding our joint research activities with car makers in various x-by-wire programs;
     o    continuing  our  state of  charge  (SOC)  and  state of  health  (SOH)
          software  and  implementation   development;
     o expediting our activities in the field of power line communication with the DC-BUS technology; and
     o expanding our activities in the field of powernet measurement and diagnosis tools (similar to the PowerLyzer(R))

Production

We anticipate that we will spend approximately $500,000 on production related costs and planning activities in fiscal 2004. These activities are expected to include:

     o    commencing production of our MagiQTM battery;
     o    continuing and expanding production of the PowerLyzer(R)device
     o continuing the assessment and the qualification of additional manufacturing sites for the production of the MagiQTM battery designs;
     o seeking and concluding joint ventures, partnership agreements, cooperation agreements or similar agreements with battery manufacturers and component suppliers;
     o    assessing options to operate own manufacturing sites;
     o enforcing quality management and assurance programs of supplier's and internal workflows;
     o continuously improving production processes, optimizing cost structure, and increasing product quality; and

     o implementing adequate software tools for production planning and scheduling (PPS) and enterprise resource planning (ERP)


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


Sales and Marketing

We anticipate that we will spend approximately $400,000 on marketing and sales for the fiscal year ending December 31, 2004. These funds are expected to be expended on:

     o    expanding our marketing activities of our MagiQTM battery system;
     o starting sales of our MagiQTM battery system to OEM customers and AM distributors;
     o marketing the iQ technology and our software as part of our technology for solutions regarding SOC and SOH status indications for batteries to car manufacturers and their Tier 1 suppliers under license agreements or similar agreements;
     o entering into customization programs with customers of the automotive industry and other industries to apply our technology for energy storage (MagiQTM) to their individual demand; and
     o entering into development contracts with customers of the automotive industry and other industries to apply our technology for energy management solutions (BEM, SEM) to their individual demand with the goal of producing and supplying the products to those customers.


Financing activities

Our ability to continue as a going concern is entirely dependent on our ability to raise additional capital in 2004. We anticipate that we will spend approximately $150,000 for capital raising efforts during fiscal 2004 with a view to

     o seeking additional financing to expand our operations and to acquire an interest in or form a strategic alliance with a battery manufacturer so that time-to-market of our first generation of products can be reduced;

     o    generating sales of our products; and

     o    research and development.


Administrative and General Operating

We estimate that our general administrative and operating budget will be approximately $1,200,000 during our fiscal year ending December 31, 2004. In addition to existing general administrative functions, we anticipate

     o intensifying our business development activities towards corporations and alliances;
     o implementing additional corporate governance structures in order to respond to increased internal and external needs;

     o continuously improving public awareness through investor and public relations activities in accordance with the Company's development;
     o adjusting the structure of the Company organization and work flows along company growth and expansion; and
     o Selecting IT-support tools for smoother and more efficient and transparent processes.

We anticipate that our total operating budget for fiscal year ending December 31, 2004, will be approximately $2,950,000, and that we will require minimum additional financing of approximately $2,000,000 to $2,600,000 to satisfy our working capital requirements through December 31, 2004.

In the event that we acquire or commence plans to develop our own production facilities, our total budget for the fiscal year ended 2004 is expected to increase significantly.

In the first quarter of 2004, we received funds out of a private placement but we will need to undertake additional financings in the near future. See "Liquidity and Capital Resources" above. We may need more financing if we experience delays, cost overruns, additional funding needs for joint ventures or other unanticipated events. We cannot assure you that we will be able to obtain more financing or that, if we do, it will be on favorable terms or on a timely basis.

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

Other Trends and Uncertainties

Foreign Currency Translation Risk US dollars forwarded to our German subsidiary are translated into Euros for German accounting purposes as soon as the funds are used for their operations. In the consolidation process these loans are translated back into US dollars resulting in foreign exchange gains or losses at the Company's German subsidiary. In the first quarter of 2004, due to the strengthening of the Euro versus the US dollar, the Company incurred foreign exchange losses of $195,000. The Company believes its risk of foreign currency translation is limited to these inter-company transactions. The Company does not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.


Going Concern

We are still in the development stage and could fail before implementing our business strategy. We may continue to incur net losses for the foreseeable future and our auditors have prepared the accompanying financial statements assuming that we will continue as a going concern. Our auditors have expressed continued uncertainty as to our ability to continue as a going concern. See "Item 7. Financial Statements -- Note 2 to our Financial Statements."


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.


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

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in connection with the filing of the quarterly report on Form 10-QSB for the quarter ended March 31, 2004.

During the most recent fiscal quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2004, there was no material litigation pending against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

In the quarter ended March 31, 2004, the Company issued Joerg Schweizer, a non-U.S. person outside the United States, 108,800 common shares under the terms of a Financial Public Relations Adviser Consulting Agreements. The shares were issued in reliance upon an exception from the registration requirement of the Securities Act under Regulation S.

In November 2003, the Company announced a private placement of 2,222,222 units of the Company at $0.45 per unit, each such unit consisting of one common share of the Company and one non-transferable warrant exercisable for a period of twelve months following closing and entitling the holder to purchase one additional common share of the Company for $0.50. In December 2003 the Board of Directors increased the private placement allotment to 2,850,000 units. Until December 31, 2003 1,686,666 units for $759,000 were subscribed. As of March 31, 2004, a further 1,163,334 shares for proceeds of $523,000 were issued. The Units were issued outside the United States to non-U.S. Persons in reliance upon the exception from registration available under Regulation S of the Securities Act of 1933, as amended.

As of March 31, 2004, 281,250 shares for proceeds of $118,000 were issued on the exercise of warrants out of private placements. As of the balance sheet date, additional advances of $54,000 were placed into trust for the exercise of 110,000 warrants. The Warrants were exercised and the shares were issued outside the United States to non-U.S. Persons in reliance upon the exception from registration available under Regulation S of the Securities Act of 1933, as amended.

Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-KSB for the years ended December 31, 2003, 2002 and 2001 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters


Purchases of Equity Securities by the Company or  Affiliated Purchasers

There were no purchases of equity securities by the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2004.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Shareholders during the quarter ended March 31, 2004.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are filed as part of this report:


EXHIBIT INDEX

   EXHIBIT NO.      DESCRIPTION
   -----------      -----------
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

   EXHIBIT NO.      DESCRIPTION
   -----------      -----------
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

    10.26(5) Amendment No. 3 to iQ Power Technology 1998 Stock Option Plan (previously filed as Exhibit 6.50)

   EXHIBIT NO.      DESCRIPTION
   -----------      -----------
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

    10.33(11)       Letter of Intent by and between iQ Power Technology Inc. and
                    Gel Electric Technologies, Inc. (previously filed as Exhibit
                    6.65)

    10.34(12)       Consulting Agreement by and between iQ Power Technology Inc.
                    and Marco Graf v. Matuschka

    10.35(13)       Financial Public Relations Adviser Consulting Agreement 2003
                    by and between iQ Power Technology Inc. and Jorg Schweizer

    10.36 Amendment to Financial Public Relations Adviser Consulting Agreement 2003 by and between iQ Power Technology Inc. and Jorg Schweizer

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

(10) Previously filed as an exhibit to the registrant's registration statement on Form S-8 filed on November 8, 2002.
(11) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2002.
(12) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.
(13) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.


(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, iQ Power Technology Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2004.


                                          iQ POWER TECHNOLOGY INC.


                                 By:      /s/ Peter E. Braun
                                     -------------------------------------------
                                          Peter E. Braun,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)